Form 10-Q
period 1995-03-31
PS PARTNERS VIII LTD
filed 1995-05-10
CIK 793934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 1995
                          --------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from __________________  to  __________________


Commission File Number 0-16876
                       -------


           PS PARTNERS VIII, LTD., a California Limited Partnership
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                          95-4029178
- - --------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


         600 North Brand Blvd.
         Glendale, California                                        91203-1241
- - -----------------------------------------                            ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    X        No
                                        -----          -----

                                     INDEX


PART I.  FINANCIAL INFORMATION


        Condensed balance sheets at March 31, 1995
           and December 31, 1994                                        2

        Condensed statements of operations for the three
           months ended March 31, 1995 and 1994                         3

        Condensed statements of cash flows for the three
           months ended March 31, 1995 and 1994                         4

        Notes to condensed financial statements                         5

        Management's discussion and analysis of financial condition
           and results of operations                                  6-7

PART II. OTHER INFORMATION

        (Items 1 through 4 are not applicable)

        Item 5 - Other Information                                      8

        Item 6 - Exhibits and Reports on Form 8-K                       8

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                           CONDENSED  BALANCE SHEETS


                                                          March 31,      December 31,
                                                            1995            1994
                                                        -------------   -------------
                                                         (Unaudited)
                                    ASSETS

Cash and cash equivalents                                $   870,000     $   888,000

Rent and other receivables                                    10,000          12,000

Real estate facilities, at cost:
   Land                                                    7,461,000       7,461,000
   Buildings and equipment                                15,996,000      15,941,000
                                                        -------------   -------------
                                                          23,457,000      23,402,000

   Less accumulated depreciation                          (4,927,000)     (4,743,000)
                                                        -------------   -------------
                                                          18,530,000      18,659,000

Other assets                                                  38,000          35,000
                                                        -------------   -------------

                                                         $19,448,000     $19,594,000
                                                        =============   =============


                       LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                         $   152,000     $   153,000

Advance payments from renters                                122,000         127,000

Partners' equity:
   Limited partners' equity,
        $500 per unit, 150,000 units authorized,
         52,751 issued and outstanding                    18,948,000      19,087,000
   General partners' equity                                  226,000         227,000
                                                        -------------   -------------

        Total partners' equity                            19,174,000      19,314,000
                                                        -------------   -------------

                                                         $19,448,000     $19,594,000
                                                        =============   =============

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                          --------------------------------
                                                1995             1994
                                          ---------------  ---------------
REVENUE:

Rental income                              $     684,000    $     684,000
Interest income                                   15,000            3,000
                                          ---------------  ---------------
                                                 699,000          687,000
                                          ---------------  ---------------

COSTS AND EXPENSES:

Cost of operations                               198,000          189,000
Management fees                                   40,000           40,000
Depreciation and amortization                    184,000          186,000
Administrative                                    17,000           19,000
                                          ---------------  ---------------
                                                 439,000          434,000
                                          ---------------  ---------------

NET INCOME                                 $     260,000    $     253,000
                                          ===============  ===============

Limited partners' share of net income
   ($4.13 per unit in 1995 and $4.19
   per unit in 1994)                       $     218,000    $     221,000
General partners' share of net income             42,000           32,000
                                          ---------------  ---------------
                                           $     260,000    $     253,000
                                          ===============  ===============

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                              1995            1994
                                                        --------------  --------------
Cash flows from operating activities:

   Net income                                            $    260,000    $    253,000

    Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                          184,000         186,000
       Decrease in rent and other receivables                   2,000           9,000
       Increase in other assets                                (3,000)         (3,000)
       Decrease in accounts payable                            (1,000)        (10,000)
       Decrease in advance payments from renters               (5,000)         (3,000)
                                                        --------------  --------------

         Total adjustments                                    177,000         179,000
                                                        --------------  --------------

         Net cash provided by operating activities            437,000         432,000
                                                        --------------  --------------

Cash flows from investing activities:

      Additions to real estate facilities                     (55,000)        (11,000)
                                                        --------------  --------------

         Net cash used in investing activities                (55,000)        (11,000)
                                                        --------------  --------------

Cash flows from financing activities:

      Distributions to partners                              (400,000)       (301,000)
                                                        --------------  --------------

         Net cash used in financing activities               (400,000)       (301,000)
                                                        --------------  --------------

Net (decrease) increase in cash and cash equivalents          (18,000)        120,000

 Cash and cash equivalents at the beginning of
   the period                                                 888,000         510,000
                                                        --------------  --------------

 Cash and cash equivalents at the end of the period      $    870,000    $    630,000
                                                        ==============  ==============

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.


2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months then ended.


3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                               PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
- - ----------------------

  THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
1994:

    The Partnership's net income for the three months ended March 31, 1995 was $260,000 compared to $253,000 for the three months ended March 31, 1994, representing an increase of $7,000.


    Rental income remained constant at $684,000 for both the three months ended March 31, 1995 and 1994. Rental income at the mini-warehouse facilities was $556,000 and $546,000 for the three months ended March 31, 1995 and 1994, respectively. Rental income at the Partnership's sole business park facility was $128,000 and $138,000 for the three months ended March 31, 1995 and 1994, respectively. The weighted average occupancy levels at the mini-warehouse and business park facilities were 90% and 93%, respectively, for the three months ended March 31, 1995 compared to 92% and 95% respectively, for the three months ended March 31, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.71 and $.64, respectively, for the three months ended March 31, 1995 and $.68 and $.62, respectively, for the three months ended March 31, 1994.


    Cost of operations (including management fees) were $238,000 and $229,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $9,000. Cost of operations at the mini-warehouse facilities was $180,000 and $183,000 for the three months ended March 31, 1995 and 1994, respectively. Cost of operations at the business park facility was $58,000 and $46,000 for the three months ended March 31, 1995 and 1994, respectively. These increases were primarily attributable to an increase in commercial lease commission and other commercial expenses.

Liquidity and Capital Resources
- - -------------------------------

    The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($437,000 for the three months ended March 31, 1995) has been sufficient to meet all current obligations of the Partnership.

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Liquidity and Capital Resources (continued)
- - -------------------------------------------

    During 1995, the Partnership anticipates approximately $229,000 of capital improvements. Total capital improvements were $55,000 for the three months ended March 31, 1995.


    The Partnership paid distributions to the limited and general partners totaling $357,000 ($6.76 per unit) and $44,000, respectively, during the first three months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5  Other Information
        -----------------

    In January 1995, SEI completed a cash tender offer, in which SEI acquired 6,815 of the 52,751 outstanding limited partnership Units at $260 per Unit. As of March 31, 1995, SEI owned 20,810 Units in the Partnership (39.45% of the outstanding Units.)

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

     (a) The following Exhibits are included herein:

         (27)  Financial Data Schedule

     (b) Form 8-K
         None

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DATED:    May 10, 1995

                                       PS PARTNERS VIII, LTD.
                                       a California Limited Partnership

                             BY:       Storage Equities, Inc.
                                        General Partner



                             BY :       /s/ Ronald L. Havner
                                        ---------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                           officer)