Form 10-Q
period 1995-06-30
PS PARTNERS VIII LTD
filed 1995-08-08
CIK 793934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995
                          -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ___________________  to  ___________________


Commission File Number 0-16876
                       -------


            PS PARTNERS VIII, LTD., a California Limited Partnership
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                       95-4029178
-----------------------------------------           ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


        600 North Brand Blvd.
        Glendale, California                                  91203-1241
------------------------------------------          ----------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----         -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Condensed balance sheets at June 30, 1995
       and December 31, 1994                                             2

     Condensed statements of income for the three and six
       months ended June 30, 1995 and 1994                               3

     Condensed statements of cash flows for the three and six
       months ended June 30, 1995 and 1994                               4

     Notes to condensed financial statements                             5

     Management's discussion and analysis of financial condition
       and results of operations                                       6-7

PART II.  OTHER INFORMATION

     (Items 1 through 4 are not applicable)

     Item 5 - Other Information                                          8

     Item 6 - Exhibits and Reports on Form 8-K                           8


                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS

                                             June 30,       December 31,
                                               1995            1994
                                            -----------     -----------
                                            (Unaudited)
ASSETS

Cash and cash equivalents                   $   870,000     $   888,000

Rent and other receivables                       10,000          12,000

Real estate facilities, at cost:
     Land                                     7,461,000       7,461,000
     Buildings and equipment                 16,081,000      15,941,000
                                            -----------     -----------
                                             23,542,000      23,402,000

     Less accumulated depreciation           (5,112,000)     (4,743,000)
                                            -----------     -----------
                                             18,430,000      18,659,000

Other assets                                     34,000          35,000
                                            -----------     -----------

                                            $19,344,000     $19,594,000
                                            ===========     ===========



LIABILITIES AND PARTNERS' EQUITY

Accounts payable                            $   177,000     $   153,000

Advance payments from renters                   117,000         127,000

Partners' equity:
     Limited partners' equity,
          $500 per unit, 150,000 units
           authorized, 52,751 issued and
           outstanding                       18,825,000      19,087,000
     General partners' equity                   225,000         227,000
                                            -----------     -----------

          Total partners' equity             19,050,000      19,314,000
                                            -----------     -----------

                                            $19,344,000     $19,594,000
                                            ===========     ===========

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                             Three Months Ended         Six Months Ended
                                                  June 30,                   June 30,
                                            --------------------    ------------------------
                                              1995        1994         1995          1994
                                            --------    --------    ----------    ----------
REVENUE:

Rental income                               $704,000    $687,000    $1,388,000    $1,371,000
Interest income                               13,000       5,000        28,000         8,000
                                            --------    --------    ----------    ----------
                                             717,000     692,000     1,416,000     1,379,000
                                            --------    --------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                           193,000     201,000       391,000       390,000
Management fees                               41,000      40,000        81,000        80,000
Depreciation and amortization                185,000     182,000       369,000       368,000
Administrative                                22,000      24,000        39,000        43,000
                                            --------    --------    ----------    ----------
                                             441,000     447,000       880,000       881,000
                                            --------    --------    ----------    ----------

NET INCOME                                  $276,000    $245,000    $  536,000    $  498,000
                                            ========    ========    ==========    ==========

Limited partners' share of net income
     ($8.55 per unit in 1995 and $8.23
     per unit in 1994)                                              $  451,000    $  434,000
General partners' share of net income                                   85,000        64,000
                                                                    ----------    ----------
                                                                    $  536,000    $  498,000
                                                                    ==========    ==========

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Six Months Ended
                                                   June 30,
                                           ----------------------
                                              1995         1994
                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                            $ 536,000    $ 498,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      369,000      368,000
          Decrease in rent and other
           receivables                         2,000        7,000
          Decrease (increase) in other
           assets                              1,000       (1,000)
          Increase in accounts payable        24,000       28,000
          Decrease in advance payments
           from renters                      (10,000)     (23,000)
                                           ---------    ---------

               Total adjustments             386,000      379,000
                                           ---------    ---------

               Net cash provided by
                operating activities         922,000      877,000
                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to real estate facilities    (140,000)     (59,000)
                                           ---------    ---------

               Net cash used in
                investing activities        (140,000)     (59,000)
                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners              (800,000)    (602,000)
                                           ---------    ---------

               Net cash used in
                financing activities        (800,000)    (602,000)
                                           ---------    ---------

Net (decrease) increase in cash and
 cash equivalents                            (18,000)     216,000

Cash and cash equivalents at the
 beginning of the period                     888,000      510,000
                                           ---------    ---------

Cash and cash equivalents at the end of
 the period                                $ 870,000    $ 726,000
                                           =========    =========

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

   The Partnership's net income for the six months ended June 30, 1995 was $536,000 compared to $498,000 for the same period in 1994, representing an increase of $38,000, or 8%. The Partnership's net income for the three months ended June 30, 1995 was $276,000 compared to $245,000 for the same period in 1994, representing an increase of $31,000, or 13%. These increases were primarily due to increased property operating results combined with an increase in interest income.

   Rental income for the six months ended June 30, 1995 and 1994 was $1,388,000 and $1,371,000, respectively, representing an increase of $17,000 or 1%. Rental income at the mini-warehouse facilities was $1,121,000 and $1,107,000 for the six months ended June 30, 1995 and 1994, respectively. Rental income at the Partnership's sole business park facility was $267,000 and $264,000 for the six months ended June 30, 1995 and 1994, respectively.

   Rental income for the three months ended June 30, 1995 and 1994 was $704,000 and $687,000, respectively, representing an increase of $17,000 or 2%. Rental income at the mini-warehouse facilities was $565,000 and $561,000 for the three months ended June 30, 1995 and 1994, respectively. Rental income at the Partnership's sole business park facility was $139,000 and $126,000 for the three months ended June 30, 1995 and 1994, respectively.

   These increases were the result of increased average realized rental rates at the Partnership's facilities, partially offset by a decrease in average occupancy at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 89% and 95%, respectively, for the six months ended June 30, 1995 compared to 93% and 95% respectively, for the six months ended June 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.72 and $.64, respectively, for the six months ended June 30, 1995 and $.68 and $.60, respectively, for the six months ended June 30, 1994.

   Cost of operations (including management fees) was $472,000 and $470,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $2,000. This increase was

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

largely due to an increase in non-chargeable commercial expenses. Cost of operations (including management fees) was $234,000 and $241,000 for the three months ended June 30, 1995 and 1994, respectively, representing a decrease of $7,000. This decrease was primarily due to a decrease in repairs and maintenance expense.

Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($922,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $229,000 of capital improvements. Total capital improvements were $140,000 for the six months ended June 30, 1995.

   The Partnership paid distributions to the limited and general partners totaling $713,000 ($13.52 per unit) and $87,000, respectively, during the first six months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5  Other Information
        -----------------

   In January 1995, SEI completed a cash tender offer, in which SEI acquired 6,815 of the 52,751 outstanding limited partnership Units at $260 per Unit. As of June 30, 1995, SEI owned 21,050 Units in the Partnership (39.90% of the outstanding Units.)

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


                              DATED:    August 8, 1995

                                        PS PARTNERS VIII, LTD.,
                                         a California limited Partnership

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:          /s/ Ronald L. Havner, Jr.
                                        ----------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)