Form 10-Q
period 1995-09-30
PS PARTNERS VIII LTD
filed 1995-11-13
CIK 793934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to  _________________


     Commission File Number 0-16876
                            -------


           PS PARTNERS VIII, LTD., a California Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                    95-4029178
           ----------                                    ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


        600 North Brand Blvd.
        Glendale, California                             91203-1241
        ---------------------                            ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----         -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

    Condensed balance sheets at September 30,
      1995 and December 31, 1994                                      2

     Condensed statements of income for the three and nine
       months ended September 30, 1995 and 1994                       3

     Condensed statements of cash flows for the nine
       months ended September 30, 1995 and 1994                       4

     Notes to condensed financial statements                          5

     Management's discussion and analysis of financial condition
       and results of operations                                      6-7

PART II.  OTHER INFORMATION

     (Items 1 through 4 are not applicable)

     Item 5 - Other Information                                       8

     Item 6 - Exhibits and Reports on Form 8-K                        8


                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS

                                           September 30,    December 31,
                                                1995            1994
                                           -------------    ------------
                                            (Unaudited)
             ASSETS

Cash and cash equivalents                    $   287,000     $   888,000

Rent and other receivables                         8,000          12,000

Real estate facilities, at cost:
     Land                                      7,461,000       7,461,000
     Buildings and equipment                  16,142,000      15,941,000
                                             -----------     -----------
                                              23,603,000      23,402,000

     Less accumulated depreciation            (5,305,000)     (4,743,000)
                                             -----------     -----------
                                              18,298,000      18,659,000

Other assets                                      34,000          35,000
                                             -----------     -----------

                                             $18,627,000     $19,594,000
                                             ===========     ===========



    LIABILITIES AND PARTNERS' EQUITY

Accounts payable                             $   188,000     $   153,000

Advance payments from renters                    115,000         127,000

Partners' equity:
     Limited partners' equity,
          $500 per unit, 150,000 units
           authorized, 52,751 issued
           and outstanding                    18,106,000      19,087,000
     General partners' equity                    218,000         227,000
                                             -----------     -----------

          Total partners' equity              18,324,000      19,314,000
                                             -----------     -----------

                                             $18,627,000     $19,594,000
                                             ===========     ===========

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                            --------------------    ------------------------
                                              1995        1994         1995          1994
                                            --------    --------    ----------    ----------
REVENUE:

Rental income                               $704,000    $714,000    $2,092,000    $2,085,000
Interest income                               12,000       8,000        40,000        16,000
                                            --------    --------    ----------    ----------
                                             716,000     722,000     2,132,000     2,101,000
                                            --------    --------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                           189,000     197,000       580,000       587,000
Management fees                               41,000      41,000       122,000       121,000
Depreciation and amortization                193,000     182,000       562,000       550,000
Administrative                                19,000      13,000        58,000        56,000
                                            --------    --------    ----------    ----------
                                             442,000     433,000     1,322,000     1,314,000
                                            --------    --------    ----------    ----------

NET INCOME                                  $274,000    $289,000    $  810,000    $  787,000
                                            ========    ========    ==========    ==========

Limited partners' share of net income
     ($11.83 per unit in 1995 and $13.06
     per unit in 1994)                                              $  624,000    $  689,000
General partners' share of net income                                  186,000        98,000
                                                                    ----------    ----------
                                                                    $  810,000    $  787,000
                                                                    ==========    ==========

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Nine Months Ended
                                                 September 30,
                                           -------------------------
                                               1995          1994
                                           -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                            $   810,000    $  787,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization        562,000       550,000
          Decrease in rent and other
           receivables                           4,000             -
          Decrease (increase) in other
           assets                                1,000        (1,000)
          Increase in accounts payable          35,000        33,000
          Decrease in advance payments
           from renters                        (12,000)      (26,000)
                                           -----------    ----------

               Total adjustments               590,000       556,000
                                           -----------    ----------

               Net cash provided by
                operating activities         1,400,000     1,343,000
                                           -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to real estate facilities      (201,000)     (108,000)
                                           -----------    ----------

               Net cash used in
                investing activities          (201,000)     (108,000)
                                           -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners              (1,800,000)     (906,000)
                                           -----------    ----------

               Net cash used in
                financing activities        (1,800,000)     (906,000)
                                           -----------    ----------

Net (decrease) increase in cash and
 cash equivalents                             (601,000)      329,000

Cash and cash equivalents at the
 beginning of the period                       888,000       510,000
                                           -----------    ----------

Cash and cash equivalents at the end of
 the period                                $   287,000    $  839,000
                                           ===========    ==========

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.


3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                            PS PARTNERS VIII, LTD.
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income for the nine months ended September 30, 1995 was $810,000 compared to $787,000 for the same period in 1994, representing an increase of $23,000. This increase was primarily due to increased interest income. The Partnership's net income for the three months ended September 30, 1995 was $274,000 compared to $289,000 for the same period in 1994, representing a decrease of $15,000. The decrease was primarily due to a decrease in property operating results, combined with an increase in administrative expenses.

   Net property income for the nine months ended September 30, 1995 was $1,390,000 compared to $1,377,000 for the same period in 1994, representing an increase of $13,000. Net property income for the three months ended September 30, 1995 was $474,000 compared to $476,000 for the same period in 1994, representing a decrease of $2,000.

   Rental income for the nine months ended September 30, 1995 and 1994 was $2,092,000 and $2,085,000, respectively, representing an increase of $7,000. Rental income for the three months ended September 30, 1995 and 1994 was $704,000 and $714,000, respectively, representing a decrease of $10,000.

   Rental income at the mini-warehouse facilities was $1,697,000 and $1,683,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $14,000. The increase in rental income was the result of increased rental rates partially offset by a decrease in occupancy levels at the mini-warehouse facilities. Rental income at the mini-warehouse facilities remained stable at $576,000 for the three months ended September 30, 1995 and 1994.

   Rental income at the Partnership's sole business park facility was $395,000 and $402,000 for the nine months ended September 30, 1995 and 1994, respectively, representing a decrease of $7,000. Rental income at the Partnership's sole business park facility was $128,000 and $138,000 for the three months ended September 30, 1995 and 1994, respectively, representing a decrease of $10,000. These decreases were the result of decreased rental rates at the business park facilities.

                            PS PARTNERS VIII, LTD.
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The weighted average occupancy levels at the mini-warehouse and business park facilities were 89% and 94%, respectively, for the nine months ended September 30, 1995 compared to 93% and 94% respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.72 and $.60, respectively, for the nine months ended September 30, 1995 and $.69 and $.61, respectively, for the nine months ended September 30, 1994.

   Cost of operations (including management fees) was $702,000 and $708,000 for the nine months ended September 30, 1995 and 1994, respectively, representing a decrease of $6,000. Cost of operations (including management fees) was $230,000 and $238,000 for the three months ended September 30, 1995 and 1994, respectively, representing a decrease of $8,000. These decreases were primarily due to a decrease in repairs and maintenance expense, partially offset by increases in payroll and non-chargeable commercial expenses.

Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,400,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $229,000 of capital improvements. Total capital improvements were $201,000 for the nine months ended September 30, 1995.

   The Partnership paid distributions to the limited and general partners totaling $1,605,000 ($30.42 per unit) and $195,000, respectively, during the first nine months of 1995, including a special distribution in the third quarter. The special distribution, totaling $535,000 ($10.14 per unit) to the limited partners and $65,000 to the general partners, was the result of distributions of excess cash reserves. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5 Other Information
       -----------------

   In January 1995, SEI completed a cash tender offer, in which SEI acquired 6,815 of the 52,751 outstanding limited partnership Units at $260 per Unit. As of September 30, 1995, SEI owned 21,100 Units in the Partnership (40.0% of the outstanding Units.)

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

                              DATED:    November 10, 1995

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