Form 10-K405
period 1995-12-31
PS PARTNERS VIII LTD
filed 1996-03-25
CIK 793934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995
                          -----------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ____________________ to ________________________

Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                  95-4029178
----------------------------------------       ------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Number)


         600 N. Brand Boulevard
          Glendale, California                          91203-1241
----------------------------------------       ------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:    (818) 244-8080
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   [X]

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.   BUSINESS.
          --------
General
-------

     PS Partners VIII, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Revised Limited Partnership Act. Commencing in March 1987, up to 150,000 units of limited partnership interest ("Units") were offered to the public in an interstate offering. The offering was completed in December 1987 with 52,751 Units sold.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 45% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through direct purchase of properties.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception.
Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") is the major shareholder of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by Public Storage Commercial Properties Group, Inc. ("PSCP"), pursuant to Management Agreements. PSI has a 95% economic interest and the Hughes Family has a 5% economic interest in PSCP. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     PSI's current relationship with the Partnership includes (i) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (ii) as of February 29, 1996, PSI owned approximately 40.18% of the Partnership's limited partnership units and (iii) PSI is the operator of the Partnership's mini-warehouse facilities and owns approximately 95% of the Partnership's commercial property operator (PSCP).

Investments in Facilities
-------------------------

     The Partnership owns 6 properties. The Partnership purchased its last property in February, 1988. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

     The Partnership believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

     Mini-warehouses
     ---------------

     Mini-warehouses, which comprise the majority of the Partnership's investments, are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 368 to 740 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its mini-warehouses to other uses.

     Commercial Properties
     ---------------------

     The Partnership also owns one business park, located in Carson, California which consists of three single story and one two-story buildings. The business park includes both industrial and office space.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

     The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its properties, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners and (iv) provide for cash distributions from operations.

     The Partnership will terminate on December 31, 2038 unless earlier dissolved. The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1993-1996, since the completion of the Partnership's offering in 1987, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing. Although conditions have improved, these developments have resulted in a reduced market for the sale and financing of commercial real estate, making this, in the view of the Partnership, a less than optimal time to liquidate the real estate assets of the Partnership.

     In 1992, PSI offered Unitholders of the Partnership (and two other affiliated partnerships) the right to exchange their Units for shares of PSI's Common Stock. In connection with the exchange offer, the General Partners indicated to Unitholders that they would continue to evaluate the advisability of the sale of financing of the Partnership's properties and that at some point prior to the expiration of the period originally estimated for the sale or financing of the properties (1996 in the case of the Partnership), the General Partners intended to conduct an analysis to determine the feasibility of a sale or financing of the properties, to make a recommendation to Unitholders and to retain independent appraisers to conduct a study of the current value of the properties. Among the factors the General

Partners would consider are the amount that might be realized from a sale or financing, the real estate and financing markets at the time and the prospects for changes in those markets.

     PSI, a general partner of the Partnership, recently completed a tender offer for Units in the Partnership. See Item 12

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     . Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. In the past eight years, in excess of $56 million has been expended promoting the "Public Storage" name. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, PSI offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     . Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has decreased from 92% in 1994 to 89% in 1995. Realized monthly rents per square foot increased from $.70 in 1994 to $.73 in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     . Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse.
       This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies.
       Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     . Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years of experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 11 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operator."

Property Operators
------------------

     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by PSCP pursuant to Management Agreements.

     Under the supervision of the Partnership, PSI and PSCP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and PSCP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel.
Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSCP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and PSCP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and PSCP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI or PSCP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs (and PSCP has granted the Partnership a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Partnership would no longer have the right to use the service marks and related designs except as described below. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     Each Management Agreement provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership and upon seven years notice by PSI or PSCP, as the case may be. Each Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Partnership, the Partnership retains the right to use the service marks and related designs until a date seven years after such termination.

Competition
-----------

     Competition in the market areas in which the Partnership operates is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------

     There are 21 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSCP.

ITEM 2.   PROPERTIES.
          ----------
     The following table sets forth information as of December 31, 1995, about properties owned by the Partnership. All of these properties are wholly-owned by the Partnership.

                                Net Rentable        Number of           Date of
Location                        Square Feet          Space            Acquisition
--------                        ------------       -----------        -----------
CALIFORNIA
Anaheim                            66,600               621              02-25-88
     Lakeview Ave.
Carson (A)                         77,300                34              05-27-87
     Leapwood Ave.
FLORIDA
Plantation                         51,400               510              10-16-87
     South State Road 7
ILLINOIS
Oakbrook Terrace                   64,700               740              07-15-87
     Roosevelt Road
MARYLAND
Rockville                          56,300               641              10-01-87
     Frederick Road
TEXAS
San Antonio                        52,200               368              08-20-87
     Austin Hwy.

---------------------
(A)  Business Park

     Weighted average occupancy levels for the mini-warehouse and business park/office building facilities were 89% and 93%, respectively, in 1995 compared to 92% and 93%, respectively, in 1994. In 1995, the monthly realized rent per square foot for the mini-warehouse and business park/office building facilities averaged $.73 and $.59, respectively, compared to $.70 and $.60, respectively, in 1994.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $153,000 (in addition, approximately $16,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                                    PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
          ------------------------------------------------------ -----------
          MATTERS.
          -------
     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes and (c) because PSI has purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     In addition, Dean Witter Reynolds Inc., the dealer-manager for the Partnership's initial offering of Units, has certain information with regard to sale transactions in the Units.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1995, there were approximately 1,469 record holders of Units.

     In February 1995, PSI completed a cash tender offer is which PSI acquired 6,815 of the 52,751 outstanding limited partnership units in the Partnership at $260 per Unit. As of February 29, 1996, PSI owned 21,194 Units in the Partnership (40.18% of the outstanding Units).

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of all "Cash from Sales or Refinancing." Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements, or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------

                                                  For the Year Ended December 31,
                                       -----------------------------------------------------
                                          1995       1994       1993       1992       1991
                                       ----------  ---------  ---------  ---------  --------
                                                (In thousands, except per Unit data)
Revenues                                 $ 2,828    $ 2,802    $ 2,657    $ 2,562    $ 2,586

Depreciation and amortization                758        735        694        651        667

Net income                                   877      1,042        963        903        917

     Limited partners' share                 650        912        838        733        732

     General partners' share                 227        130        125        170        185

Limited partners' per unit data(a)

   Net income                            $ 12.32    $ 17.29    $ 15.89    $ 13.90    $ 13.88

   Cash distributions (b)                $ 37.18    $ 20.40    $ 19.70    $ 27.45    $ 30.02

As of December 31,
-----------------

Cash and cash equivalents                $   217    $   888    $   510    $   182    $   415

Total assets                             $18,426    $19,594    $19,771    $20,003    $20,719

(a) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (52,751 for all periods presented).

(b) The General Partners distributed, concurrently with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $10.14 per Unit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Results of Operation
--------------------

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income in 1995 was $877,000 compared to $1,042,000 in 1994, representing a decrease of $165,000, or 16%. The decrease was primarily a result of increased environmental costs.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) was $1,827,000 in 1995 and $1,817,000 in 1994, representing an increase of $10,000.

     Rental income for the Partnership's mini-warehouse operations was $2,264,000 in 1995 compared to $2,251,000 in 1994, representing an increase of $13,000. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities partially offset by decreased occupancy levels. Weighted average occupancy levels at the mini-warehouse facilities decreased from 92% in 1994 to 89% in 1995. The monthly realized rent per square foot for the mini-warehouse facilities averaged $.73 in 1995 compared to $.70 in 1994. Cost of operations (including management fees) decreased $7,000 to $741,000 in 1995 from $748,000 in 1994. Accordingly, for the
Partnership's mini-warehouse operations, property net operating income increased by $20,000 from $1,503,000 in 1994 to $1,523,000 in 1995.

     Rental income for the Partnership's business park operations was $519,000 in 1995 compared to $525,000 in 1994, representing a decrease of $6,000. The decrease in rental income was primarily attributable to reduced rental rates. Weighted average occupancy levels at the business park facility remained stable at 93% in both 1995 and 1994. The monthly realized rent per square foot for the business park facility averaged $.59 in 1995 compared to $.60 in 1994. Cost of operations (including management fees) increased $4,000 to $215,000 in 1995 from $211,000 in 1994. Accordingly, for the Partnership's business park facility, property net operating income decreased by $10,000 from $314,000 in 1994 to $304,000 in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $153,000 (in addition, approximately $16,000 was expended on the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:

     The Partnership's net income in 1994 was $1,042,000 compared to $963,000 in 1993, representing an increase of $79,000, or 8%. The increase was primarily a result of improved property operations at the Partnership's mini-warehouse facilities.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) was $1,817,000 in 1994 and $1,709,000 in 1993, representing an increase $108,000, or 6%.

     Rental income was $2,776,000 in 1994 compared to $2,648,000 in 1993, representing an increase of $128,000, or 5%. This increase was primarily attributable to increased occupancy levels at the Partnership's mini-warehouse and business park facilities combined with increased rental rates at the Partnership's mini-warehouse facilities partially offset by reduced rental rates at the business park facility. Weighted average occupancy levels at the mini-warehouse and business park facilities were 92% and 93%, respectively, in 1994 compared to 91% and 90%, respectively, in 1993. The monthly realized rent per square foot for the mini-warehouse and business park facilities averaged $.70 and $.60, respectively, in 1994 compared to $.66 and $.64, respectively, in 1993.

     Cost of operations (including management fees) was $959,000 in 1994 and $939,000 in 1993, representing an increase of $20,000, or 2%. The increase was primarily attributable to increases in payroll, management fees, and repairs and maintenance partially offset by a reduction in property taxes, commercial lease commissions and advertising.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1995 of approximately $217,000.

     Cash flows from operating activities ($1,802,000 for the year ended December 31, 1995) have been sufficient to meet all current obligations of the Partnership. Capital improvements were $272,000, $181,000 and $209,000 in 1995, 1994 and 1993, respectively. The increase in capital improvements during 1995 is due principally due to the Partnership's business park facility where the facility is being repainted, reconfigured following the vacancy of a long-term tenant, and the roof and air conditioning refurbished. During 1996, the Partnership anticipates approximately $249,000 of capital improvements.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1995 and prior years were as follows:

               Total      Per Unit
             ----------   ---------
   1995      $2,201,000     $37.18
   1994       1,208,000      20.40
   1993       1,166,000      19.70
   1992       1,625,000      27.45
   1991       1,778,000      30.02
   1990       1,554,000      26.24
   1989       1,517,000      25.63
   1988       1,480,000      25.01
   1987         476,000      14.55

     The General Partners distributed, concurrently with the distribution for the fourth quarter of 1991, a portion of the operating reserve and adjusted the ongoing distribution level. The operating reserve that was distributed was estimated at $7.45 per Unit. The General Partners distributed, concurrently with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $10.14 per Unit. The 1996 distribution level is estimated to be $27.04 per Unit, assuming no material change in property operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------
     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------------
     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for Partnership. The Partnership's properties are operated and operated by PSI and PSCP, a subsidiary of PSI.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

          Name                            Positions with PSI
----------------------     -----------------------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
Ronald L. Havner, Jr.      Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
Mary Jayne Howard          Senior Vice President
David Goldberg             Senior Vice President and General Counsel
John Reyes                 Vice President and Controller
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director
Berry Holmes               Director

     B. Wayne Hughes, age 62, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates of PSMI. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 59, became President and a director of PSI in November 1991. He has been President of the Public Storage Properties REITs since 1990. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI and assumed overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI.

     Ronald L. Havner Jr., age 38, a certified public accountant, became an officer of PSI in 1990, Chief Financial Officer in November 1991 and Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1986 to 1995 and Chief Financial Officer of PSMI and its affiliates from 1991 to November 1995. Mr. Havner has been an officer of SPI since 1989 and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITS since 1990 and was Controller from 1990 to November 1995 when he became Chief Financial Officer.

     Hugh W. Horne, age 51, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of SPI since 1989 and of the Public Storage Properties REITs since 1993. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 56, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. Mr. Gerich has been Vice President and Secretary of SPI since 1989 and was Chief Financial Office of SPI until November 1991. He has been Vice President and Secretary of the Public Storage Properties REITS since 1990 and was Chief Financial Officer until November 1995.

     Marvin M. Lotz, age 53, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     Mary Jayne Howard, age 50, has had overall responsibility for Public Storage's commercial property operations since December 1985. She became a Senior Vice President of PSI in November 1995.

     David Goldberg, age 46, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     John Reyes, age 35, a certified public accountant, joined PSMI in 1990 and has been the Controller of PSI since 1992. He became a Vice President of PSI in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Sarah Hass, age 40, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 55, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization. He is a member of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 60, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp., and SPI.

     William C. Baker, age 62, became a director of PSI in November 1991. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Callaway Golf Company.

     Uri P. Harkham, age 47, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

     Berry Holmes, age 65, is a private investor. Mr. Holmes has been a director of PSI since its organization. He was President and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Pursuant to Articles 16 and 17 of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 33-5892, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     Each director of PSI serves until he resigns or is removed from office by PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

     There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------- ----------
     (a)  At February 29, 1996, PSI owned the following number of Units of the
          Partnership:

       Title                                        Amount of     Percent
        of               Name and Address of        Beneficial       of
       Class               Beneficial Owner         Ownership      Class
-----------------     --------------------------   ------------   --------
Units of Limited      Public Storage, Inc.
Partnership           600 North Brand Blvd.
Interest              Glendale, California 91203   21,194 units     40.18%

          The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

          In February 1995, PSI completed a cash tender offer in which PSI acquired 6,815 of the 52,751 outstanding limited partnership units in the Partnership at $260 per Unit.

     (b) The Partnership has no officers and directors.

          The General Partners (or their predecessor-in-interest) have contributed $266,000 to the capital of the Partnership representing 1% of the aggregate capital contributions and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the general partners' capital contribution bears to the total capital contribution. Information regarding ownership of the Units by PSI, a General Partner, is set forth under section (a) above. The directors and executive officers of PSI, as a group, do not own any units.

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the

     Partnership Agreement, which provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------
     The Partnership Agreement provides that the General Partners and their affiliates are entitled to the following compensation:

          1. Incentive distributions equal to 10% of Cash Flow from Operations.

          2. Provided the limited partners have received distributions equal to 100% of their investment plus a cumulative 8% per year (not compounded) on their investment (reduced by distributions other than from Cash Flow from Operations), subordinated incentive distributions equal to 15% of remaining Cash from Sales or Refinancings.

          3. Provided the limited partners have received distributions equal to 100% of their capital contributions plus a cumulative 6% per year (not compounded) on their investment (reduced by distributions other than distributions from Cash Flow from Operations), brokerage commissions at the lesser of 3% of the sales price of a property or 50% of a competitive commission.

     During 1995, approximately $220,000 was paid to PSI with respect to items 1, 2, and 3 above.

     The Partnership has Management Agreements with PSI (as successor-in-interest to PSMI) and PSCP. Under the Management Agreements, the Partnership pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership, and pays PSCP a fee of 5% of the gross revenues of the Partnership's non-mini-warehouse space. During 1995, the Partnership paid or accrued fees of $119,000 to PSMI, $17,000 to PSI, and $26,000 to PSCP pursuant to the Management Agreements.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a) List of Documents filed as part of the Report.
          1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules.
          2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules.
          3.   Exhibits:  See Exhibit Index contained herein.

     (b)  Reports on Form 8-K.
          None

     (c) Exhibits:  See Exhibit Index contained herein.

                             PS PARTNERS VIII LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
                               INDEX TO EXHIBITS


3.1 Amended and Restated Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as an Exhibit to the Storage Equities, Inc. Registration Statement No. 33-43750 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

27.       Financial data schedule.  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PS PARTNERS VIII, LTD.,
                                  a California Limited Partnership
Dated:  March 25, 1996      By:   Public Storage, Inc., General Partner


                            By:   /s/ B Wayne Hughes
                                  --------------------------------------------
                                  B. Wayne Hughes, Chairman of the Board


                            By:   /s/ B Wayne Hughes
                                  --------------------------------------------
                                  B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

          Signature                         Capacity                    Date
----------------------------       ---------------------------     --------------
/s/ B Wayne Hughes                 Chairman of the Board and       March 25, 1996
-----------------------------      Chief Executive Officer of
B. Wayne Hughes                    Public Storage, Inc. and
                                   General Partner
                                   (principal executive officer)

/s/ Harvey Lenkin                  President and Director          March 25, 1996
-----------------------------      of Public Storage, Inc.
Harvey Lenkin

/s/ Ronald L. Havner, Jr.          Senior Vice President and       March 25, 1996
-----------------------------      Chief Financial Officer
Ronald L. Havner, Jr.              of Public Storage, Inc.
                                   (principal financial officer)

/s/ John Reyes                     Vice President and Controller   March 25, 1996
-----------------------------      of Public Storage, Inc.
John Reyes                         (principal accounting officer)

/s/ Robert J. Abernethy            Director of Public              March 25, 1996
-----------------------------      Storage, Inc.
Robert J. Abernethy

/s/ Dann V. Angeloff               Director of Public              March 25, 1996
-----------------------------      Storage, Inc.
Dann V. Angeloff

/s/ William C. Baker               Director of Public              March 25, 1996
-----------------------------      Storage, Inc.
William C. Baker

/s/ Uri P. Harkham                 Director of Public              March 25, 1996
-----------------------------      Storage, Inc.
Uri P. Harkham

/s/ Berry Holmes                   Director of Public              March 25, 1996
-----------------------------      Storage, Inc.
Berry Holmes

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                 (Item 14 (a))

                                                                   Page
                                                                References
                                                                ----------
Report of Independent Auditors                                     F-1

Financial Statements and Schedules:

Balance Sheets as of December 31, 1995 and 1994                    F-2

For the years ended December 31, 1995, 1994 and 1993:

   Statements of Income                                            F-3

   Statements of Partners' Equity                                  F-4

   Statements of Cash Flows                                        F-5

   Notes to Financial Statements                                 F-6 - F-8

Schedule

   III - Real Estate and Accumulated Depreciation               F-9 - F-10


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors


The Partners
PS Partners VIII, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VIII, Ltd., a California Limited Partnership as of December 31, 1995 and 1994 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VIII, Ltd., a California Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP



Los Angeles, CA
March 11, 1996


                        PS PARTNERS VIII, LTD.,
                    a California Limited Partnership
                             BALANCE SHEETS
                       December 31, 1995 and 1994

                                               1995             1994
                                           ------------      ----------
                      ASSETS

Cash and cash equivalents                   $   217,000     $   888,000

Rent and other receivables                        9,000          12,000

Real estate facilities, at cost:
          Land                                7,461,000       7,461,000
          Buildings and equipment            16,213,000      15,941,000
                                            -----------     -----------
                                             23,674,000      23,402,000

          Less accumulated depreciation      (5,501,000)     (4,743,000)
                                           ------------     -----------
                                             18,173,000      18,659,000

Other assets                                     27,000          35,000
                                            -----------     -----------
                                            $18,426,000     $19,594,000
                                            ===========     ===========


      LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $   324,000     $   153,000

Advance payments from renters                   112,000         127,000

Partners' equity:
     Limited partners' equity, $500 per
        unit, 150,000 units authorized,
        52,751 issued and outstanding        17,776,000      19,087,000

          General partners' equity              214,000         227,000
                                            -----------     -----------
             Total partners' equity          17,990,000      19,314,000
                                            -----------     -----------
                                            $18,426,000     $19,594,000
                                            ===========     ===========

                            See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                             STATEMENTS OF INCOME
             For the years ended December 31, 1995, 1994, and 1993

                                                1995          1994          1993
                                            ----------    ----------    ----------
REVENUE:

Rental income                               $2,783,000    $2,776,000    $2,648,000
Interest income                                 45,000        26,000         9,000
                                            ----------    ----------    ----------
                                             2,828,000     2,802,000     2,657,000
                                            ----------    ----------    ----------
COSTS AND EXPENSES:

Cost of operations                             794,000       797,000       786,000
Management fees                                162,000       162,000       153,000
Depreciation and amortization                  758,000       735,000       694,000
Administrative                                  68,000        66,000        61,000
Environmental costs                            169,000             -             -
                                            ----------    ----------    ----------
                                             1,951,000     1,760,000     1,694,000
                                            ----------    ----------    ----------
NET INCOME                                  $  877,000    $1,042,000    $  963,000
                                            ==========    ==========    ==========

Limited partners' share of net income
  ($12.32, $17.29, and $15.89 per unit in
  1995, 1994, and 1993, respectively)       $  650,000    $  912,000    $  838,000

General partners' share of net income          227,000       130,000       125,000
                                            ----------    ----------    ----------
                                            $  877,000    $1,042,000    $  963,000
                                            ==========    ==========    ==========

                            See accompanying notes.

                           PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                        STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1995, 1994, and 1993



                                     Limited        General
                                     Partners      Partners        Total
                                    -----------    ---------     -----------
Balances at December 31, 1992       $19,452,000    $ 231,000     $19,683,000

Net income                              838,000      125,000         963,000

Distributions                        (1,039,000)    (127,000)     (1,166,000)
                                    -----------    ---------     -----------
Balances at December 31, 1993        19,251,000      229,000      19,480,000

Net income                              912,000      130,000       1,042,000

Distributions                        (1,076,000)    (132,000)     (1,208,000)
                                    -----------    ---------     -----------
Balances at December 31, 1994        19,087,000      227,000      19,314,000

Net income                              650,000      227,000         877,000

Distributions                        (1,961,000)    (240,000)     (2,201,000)
                                    -----------    ---------     -----------
Balances at December 31, 1995       $17,776,000    $ 214,000     $17,990,000
                                    ===========    =========     ===========

                            See accompanying notes.

                               PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                           STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994, and 1993

                                                                 1995           1994           1993
                                                             ------------   ------------   -----------
Cash flows from operating activities:

 Net income                                                  $   877,000    $ 1,042,000    $   963,000

 Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                                  758,000        735,000        694,000
  Decrease in rent and other receivables                           3,000          3,000         84,000
  Decrease (increase) in other assets                              8,000         (2,000)        (9,000)
  Increase (decrease) in accounts payable                        171,000          4,000        (41,000)
  (Decrease)  increase in advance payments from renters          (15,000)       (15,000)        12,000
                                                             -----------    -----------    -----------
    Total adjustments                                            925,000        725,000        740,000
                                                             -----------    -----------    -----------
    Net cash provided by operating activities                  1,802,000      1,767,000      1,703,000
                                                             -----------    -----------    -----------
Cash flows from investing activities:

  Additions to real estate facilities                           (272,000)      (181,000)      (209,000)
                                                             -----------    -----------    -----------
    Net cash used in investing activities                       (272,000)      (181,000)      (209,000)
                                                             -----------    -----------    -----------
Cash flows from financing activities:

   Distributions to partners                                  (2,201,000)    (1,208,000)    (1,166,000)
                                                             -----------    -----------    -----------
    Net cash used in financing activities                     (2,201,000)    (1,208,000)    (1,166,000)
                                                             -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents            (671,000)       378,000        328,000

Cash and cash equivalents at the beginning of the year           888,000        510,000        182,000
                                                             -----------    -----------    -----------
Cash and cash equivalents at the end of the year             $   217,000    $   888,000    $   510,000
                                                             ===========    ===========    ===========

                            See accompanying notes.

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995


1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------

     Description of Partnership
     --------------------------

          PS Partners VIII, Ltd., a California Limited Partnership (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc,, now known as Public Storage, Inc. ("PSI"), a California corporation, acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

          In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations, and became the operator of the Partnership's mini-warehouse properties.

          The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The Partnership has also invested in an existing business park facility which offers industrial and office space for lease.

     Depreciation and Amortization
     -----------------------------

          The Partnership depreciates the buildings and equipment on the straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

     Revenue Recognition
     -------------------

          Property rents are recognized as earned.

     Allocation of Net Income
     ------------------------

          The General Partners' share of net income consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see note 2) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income is allocated to the limited partners.

     Per Unit Data
     -------------

          Per unit data is based on the weighted average number of limited partnership units (52,751) outstanding during the year.

     Environmental Cost
     ------------------

          Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $153,000 (in addition, approximately $16,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995


1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Environmental Cost (continued)
     ------------------------------

     assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Cash Distributions
     ------------------

          The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $37.18, $20.40 and $19.70 during 1995, 1994 and 1993, respectively.

     Cash and Cash Equivalents
     -------------------------

          For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.   General Partners' Equity
     ------------------------

          The General Partners have a 1% interest in the Partnership. In addition, the General Partners have a 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds.

          Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded). Thereafter, the General Partners have a 15% interest in remaining proceeds.

3.   Related Party Transactions
     --------------------------

          PSI operates the Partnership's mini-warehouses for a "management fee" equal to 6% of gross revenue (as defined) and Public Storage Commercial Properties Group, Inc. ("PSCP") manages the commercial properties for a "management fee" equal to 5% of gross revenue (as defined).

          PSI has a 95% economic interest, and Hughes and family members of Hughes have a 5% economic interest in PSCP.

4.   Leases
     ------

          The Partnership has invested primarily in existing mini- warehouse storage facilities which offer self-storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

          The Partnership has also invested in a commercial property which is operated as a business park. Leases for such space are generally long-term non-cancelable operating leases. At December 31, 1995, the minimum rents receivable under such non-cancelable leases are as follows:

1996             $450,000
1997              269,000
1998               39,000
Thereafter              -
                 --------
                 $758,000
                 ========

                            PS PARTNERS VIII, LTD.,
                       a California Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995

5.  Taxes Based on Income
    ---------------------

          Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

          Taxable net income was $1,153,000, $1,191,000 and $1,101,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.


                                                                       PS PARTNERS VIII, LTD.
                                                                     SCHEDULE III - REAL ESTATE
                                                                    AND ACCUMULATED DEPRECIATION



                                                                          Costs
                                                                        subsequent             Gross Carrying Amount
                                                  Initial Cost             to                  At December 31, 1995
                                               ----------------------   acquisition  ----------------------------------------------
 Date                                                     Building &    Building &              Building &             Accumulated
Acquired      Description        Encumbrances    Land    Improvements  Improvements    Land    improvements    Total   Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
Mini-warehouse

7/87   Oakbrook Terrace                -       912,000     2,688,000    538,000      912,000    3,226,000   4,138,000     1,099,000

10/87  Plantation/S. State Rd.         -       924,000     1,801,000    223,000      924,000    2,024,000   2,948,000       667,000

2/88   Anaheim/Lakeview                -       995,000     1,505,000    440,000      995,000    1,945,000   2,940,000       611,000

8/87   San Antonio/Austin Hwy.         -       400,000       850,000    124,000      400,000      974,000   1,374,000       324,000

10/87  Rockville/Fredrick Rd.          -     1,695,000     3,305,000    590,000    1,695,000    3,895,000   5,590,000     1,284,000

 Business Park

5/87   Carson/Leapwood                 -     2,535,000     3,165,000    984,000    2,535,000    4,149,000   6,684,000     1,516,000
                                     ----------------------------------------------------------------------------------------------
                                     $  -   $7,461,000   $13,314,000 $2,899,000   $7,461,000  $16,213,000 $23,674,000    $5,501,000
                                     ==============================================================================================

                            PS PARTNERS VIII, LTD.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

(a) The following is a reconciliation of cost and related accumulated depreciation.

                      GROSS CARRYING COST RECONCILIATION

                                                            For the year ended December 31,
                                                     -----------------------------------------
                                                         1995            1994          1993
                                                     -----------------------------------------
Balance at the beginning of the period              $23,402,000      $23,221,000   $23,012,000

Additions during the period:
  Improvements, etc.                                    272,000          181,000       209,000
                                                    ------------------------------------------
Balance at the end of the period                    $23,674,000      $23,402,000   $23,221,000
                                                    ==========================================

                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                           For the year ended December 31,
                                                     ---------------------------------------
                                                         1995            1994          1993
                                                     ---------------------------------------
Balance at the beginning of the period              $ 4,743,000      $ 4,029,000   $ 3,335,000

Additions during the period:

  Depreciation                                          758,000          714,000       694,000
                                                    ------------------------------------------
Balance at the end of the period                    $ 5,501,000      $ 4,743,000   $ 4,029,000
                                                    ==========================================

(b) The aggregate cost of real estate for Federal Income Tax purposes is $23,484,000.