Form 10-Q
period 1996-03-31
PS PARTNERS VIII LTD
filed 1996-05-15
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ---------------   -----------------

Commission File Number 0-16876
                       -------

             PSPARTNERS VIII, LTD., a California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                        95-4029178
- -------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Avenue
      Glendale, California                                         91201-2394
- ----------------------------------------               ------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   --

                                      INDEX




PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 1996
              and December 31, 1995                                     2

         Condensed statements of income for the three
              months ended March 31, 1996 and 1995                      3

         Condensed statements of cash flows for the three
              months ended March 31, 1996 and 1995                      4

         Notes to condensed financial statements                        5

         Management's discussion and analysis of financial condition
              and results of operations                                 6-7

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                      8

                                             PS PARTNERS VIII, LTD.,
                                         a California Limited Partnership
                                             CONDENSED BALANCE SHEETS



                                                                              March 31,               December 31,
                                                                                 1996                     1995
                                                                          -------------------      -------------------
                                                                             (Unaudited)
                                 ASSETS
                                 ------


Cash and cash equivalents                                                    $       295,000         $        217,000

Rent and other receivables                                                             6,000                    9,000


Real estate facilities, at cost:
     Land                                                                          7,461,000                7,461,000
     Buildings and equipment                                                      16,220,000               16,213,000
                                                                          -------------------      -------------------
                                                                                  23,681,000               23,674,000

     Less accumulated depreciation                                               (5,700,000)              (5,501,000)
                                                                          -------------------      -------------------
                                                                                  17,981,000               18,173,000

Other assets                                                                          28,000                   27,000
                                                                          -------------------      -------------------

                                                                              $   18,310,000            $  18,426,000
                                                                          ===================      ===================



                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------

Accounts payable                                                             $       353,000          $       324,000

Advance payments from renters                                                        123,000                  112,000


Partners' equity:
     Limited partners' equity,
          $500 per unit, 150,000 units authorized,
          52,751 issued and outstanding                                           17,621,000               17,776,000
     General partners' equity                                                        213,000                  214,000
                                                                          -------------------      -------------------

          Total partners' equity                                                  17,834,000               17,990,000
                                                                          -------------------      -------------------

                                                                              $   18,310,000            $  18,426,000
                                                                          ===================      ===================

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                    Three Months Ended
                                                         March 31,
                                           ------------------------------------
                                                1996                 1995
                                           ---------------    ----------------

REVENUE:

Rental income                              $      697,000      $      684,000
Interest income                                     3,000              15,000
                                           ---------------    ----------------

                                                  700,000             699,000
                                           ---------------    ----------------


COSTS AND EXPENSES:

Cost of operations                                203,000             198,000

Management fees                                    41,000              40,000

Depreciation and amortization                     199,000             184,000

Administrative                                     13,000              17,000
                                           ---------------    ----------------

                                                  456,000             439,000
                                           ---------------    ----------------


NET INCOME                                 $      244,000      $      260,000
                                           ===============    ================

Limited partners' share of net income
     ($3.81 per unit in 1996 and $4.13
     per unit in 1995)                     $      201,000      $      218,000

General partners' share of net income              43,000              42,000
                                           ---------------    ----------------
                                           $      244,000      $      260,000
                                           ===============    ================


                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                        -----------------------------------------
                                                                             1996                     1995
                                                                        ----------------         ----------------

Cash flows from operating activities:

     Net income                                                             $   244,000              $   260,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                         199,000                  184,000

          Decrease in rent and other receivables                                  3,000                    2,000

          Increase in other assets                                              (1,000)                  (3,000)

          Increase (decrease) in accounts payable                                29,000                  (1,000)

          Increase (decrease) in advance payments from renters                   11,000                  (5,000)
                                                                        ----------------         ----------------

               Total adjustments                                                241,000                  177,000
                                                                        ----------------         ----------------


               Net cash provided by operating activities                        485,000                  437,000
                                                                        ----------------         ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                        (7,000)                 (55,000)
                                                                        ----------------         ----------------

               Net cash used in investing activities                            (7,000)                 (55,000)
                                                                        ----------------         ----------------

Cash flows from financing activities:

     Distributions to partners                                                (400,000)                (400,000)
                                                                        ----------------         ----------------

               Net cash used in financing activities                          (400,000)                (400,000)
                                                                        ----------------         ----------------

Net increase (decrease) in cash and cash equivalents                             78,000                 (18,000)


Cash and cash equivalents at the beginning of the period                        217,000                  888,000
                                                                        ----------------         ----------------

Cash and cash equivalents at the end of the period                          $   295,000              $   870,000
                                                                        ================         ================

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $244,000 compared to $260,000 for the same period in 1995, representing a decrease of $16,000 or 6%. This decrease was primarily due to increased depreciation expense combined with a decrease in interest income, partially offset by increased property operating results at the Partnership's facilities combined with a decrease in administrative expenses.

     Net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased by $7,000 or 2%, as rental income increased by $13,000 or 2%, and cost of operations (including management fees and excluding depreciation expense) increased by $6,000 or 3%.

     Rental income for the Partnership's mini-warehouse operations was $568,000 compared to $556,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $12,000 or 2%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.74 compared to $.71 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 90% to 88% for the three months ended March 31, 1995 and 1996, respectively. Costs of operations (including management fees) increased $12,000 or 7% to $192,000 from $180,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income remained stable at $376,000 for both three month periods ended March 31, 1995 and 1996.

     Rental income for the Partnership's business park operations was $129,000 compared to $128,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $1,000. This increase was primarily attributable to an increase in the weighted average occupancy level at the Partnership's business park, most of which was offset by a decrease in rental rates. The weighted average occupancy level at the business park facilities increased from 93% to 97% for the three months ended March 31, 1995 and 1996, respectively. The monthly average realized rent per square foot for the business park facilities was $.59 compared to $.64 for the three months ended March 31, 1996 and 1995, respectively. Cost of operations (including management fees) decreased $6,000 or 10% to $52,000 from $58,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $7,000 or 10% from $70,000 to $77,000 for the three months ended March 31, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($485,000 for the three months ended March 31, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $249,000 of capital improvements. Total capital improvements were $7,000 for the three months ended March 31, 1996.

     The Partnership paid distributions to the limited and general partners totaling $356,000 ($6.76 per unit) and $44,000, respectively, during the first three months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are not applicable.


Item 6 Exhibits and Reports on Form 8-K (a) The following Exhibits are included herein:

                  (27) Financial Data Schedule

         (b)  Form 8-K

                  None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     DATED:   May 14, 1996

                              PS PARTNERS VIII, LTD.,
                              a California  limited Partnership

                     BY:      Public Storage, Inc.
                              General Partner

                     BY:        /s/ Ronald L. Havner Jr.
                              ------------------------------
                              Ronald L. Havner, Jr.
                              Senior Vice President and Chief Financial
                                Officer of Public Storage, Inc.
                                (principal financial officer)

                     BY:        /s/ John Reyes
                              ------------------------------
                              John Reyes
                              Vice President and Controller
                                of Public Storage, Inc.
                                (principal accounting officer)