Form 10-Q
period 1996-06-30
PS PARTNERS VIII LTD
filed 1996-08-13
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              ----------   --------------


Commission File Number 0-16876
                       --------


              PS PARTNERS VIII, LTD., a California Limited Partnership
              --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                       95-4029178
- ------------------------------------                  --------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                      91201-2394
- ------------------------------------                  --------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   ---

                                      INDEX


PART I   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1996
              and December 31, 1995                                            2

         Condensed statements of income for the three and six
              months ended June 30, 1996 and 1995                              3

         Condensed statements of cash flows for the six
              months ended June 30, 1996 and 1995                              4

         Notes to condensed financial statements                               5


         Management's discussion and analysis of financial condition
              and results of operations                                      6-7

PART II.  OTHER INFORMATION

         (Items 1 through 4 are not applicable)

         Item 5 - Other Information                                            8

         Item 6 - Exhibits and Reports on Form 8-K                             8

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                               June 30,               December 31,
                                                                                 1996                     1995
                                                                          -------------------      -------------------
                                                                             (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                    $       282,000         $        217,000

Rent and other receivables                                                            12,000                    9,000

Real estate facilities, at cost:
     Land                                                                          7,461,000                7,461,000
     Buildings and equipment                                                      16,305,000               16,213,000
                                                                          -------------------      -------------------
                                                                                  23,766,000               23,674,000

     Less accumulated depreciation                                               (5,901,000)              (5,501,000)
                                                                          -------------------      -------------------
                                                                                  17,865,000               18,173,000

Other assets                                                                          32,000                   27,000
                                                                          -------------------      -------------------

                                                                             $    18,191,000            $  18,426,000
                                                                          ===================      ===================

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                             $       377,000          $       324,000

Advance payments from renters                                                        115,000                  112,000

Partners' equity:
     Limited partners' equity,
          $500 per unit, 150,000 units authorized,
          52,751 issued and outstanding                                           17,488,000               17,776,000
     General partners' equity                                                        211,000                  214,000
                                                                          -------------------      -------------------

          Total partners' equity                                                  17,699,000               17,990,000
                                                                          -------------------      -------------------

                                                                             $    18,191,000            $  18,426,000
                                                                          ===================      ===================


                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                       Three Months Ended                          Six Months Ended
                                                            June 30,                                   June 30,
                                             ----------------------------------------  -----------------------------------------
                                                     1996                 1995               1996                   1995
                                             ----------------------  ----------------  ------------------    -------------------

REVENUE:

Rental income                                           $  727,000        $  704,000     $     1,424,000        $     1,388,000
Interest income                                              4,000            13,000               7,000                 28,000
                                             ----------------------  ----------------  ------------------    -------------------
                                                           731,000           717,000           1,431,000              1,416,000
                                             ----------------------  ----------------  ------------------    -------------------

COSTS AND EXPENSES:

Cost of operations                                         199,000           193,000             402,000                391,000
Management fees                                             42,000            41,000              83,000                 81,000
Depreciation and amortization                              201,000           185,000             400,000                369,000
Administrative                                              23,000            22,000              36,000                 39,000
                                             ----------------------  ----------------  ------------------    -------------------
                                                           465,000           441,000             921,000                880,000
                                             ----------------------  ----------------  ------------------    -------------------

NET INCOME                                              $  266,000        $  276,000     $       510,000        $       536,000
                                             ======================  ================  ==================    ===================

Limited partners' share of net income
     ($8.06 per unit in 1996 and $8.55
     per unit in 1995)                                                                   $       425,000       $        451,000
General partners' share of net income                                                             85,000                 85,000
                                                                                       ------------------    -------------------
                                                                                         $       510,000       $        536,000
                                                                                       ==================    ===================

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                        -----------------------------------------
                                                                             1996                     1995
                                                                        ----------------         ----------------

Cash flows from operating activities:

     Net income                                                            $    510,000              $   536,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                         400,000                  369,000
          (Increase) decrease in rent and other receivables                     (3,000)                    2,000
          (Increase) decrease in other assets                                   (5,000)                    1,000
          Increase in accounts payable                                           53,000                   24,000
          Increase (decrease) in advance payments from renters                    3,000                  (10,000)
                                                                        ----------------         ----------------

               Total adjustments                                                448,000                  386,000
                                                                        ----------------         ----------------

               Net cash provided by operating activities                        958,000                  922,000
                                                                        ----------------         ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                       (92,000)                (140,000)
                                                                        ----------------         ----------------
               Net cash used in investing activities                           (92,000)                (140,000)
                                                                        ----------------         ----------------

Cash flows from financing activities:

     Distributions to partners                                                (801,000)                (800,000)
                                                                        ----------------         ----------------

               Net cash used in financing activities                          (801,000)                (800,000)
                                                                        ----------------         ----------------

Net increase (decrease) in cash and cash equivalents                             65,000                 (18,000)

Cash and cash equivalents at the beginning of the period                        217,000                 888,000
                                                                        ----------------         ----------------

Cash and cash equivalents at the end of the period                          $   282,000             $   870,000
                                                                        ================         ================

                             See accompanying notes.
                                       4

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

     The Partnership's net income was $266,000 and $276,000 for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of $10,000, or 4%. This decrease was primarily due to increases in depreciation expense, partially offset by improved operating results at the Partnership's facilities.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 increased $16,000 or 3%, as rental income increased $23,000 or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $7,000 or 3%, compared to the same period in 1995. These improvements are due to improved operations at the Partnership's mini-warehouse facilities partially offset by reduced operations at the Partnership's business park facility.

     Rental income for the Partnership's mini-warehouse operations was $594,000 compared to $565,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $29,000, or 5%. This increase was primarily attributable to increased rental rates and average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.75 compared to $.73 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 90% and 89% for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $8,000 or 4%, to $189,000 from $181,000 for the three months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in payroll and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $21,000 or 6%, from $384,000 to $405,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $6,000 or 4%, to $133,000 from $139,000 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 95% compared to 97% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facility was $.60 compared to $.65 for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $1,000 or 2%, to $52,000 from $53,000 for the three months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased $5,000 or 6%, to $81,000 from $86,000 for the three months ended June 30, 1996 and 1995, respectively.

     Depreciation and amortization expense increased $16,000 from $185,000 for the three months ended June 30, 1995 to $201,000 for the same period in 1996. This increase is due to the depreciation of capital expenditures made during 1995 and 1996.


Six months ended June 30, 1996 compared to six months ended June 30, 1995:

     The Partnership's net income was $510,000 and $536,000 for the six months ended June 30, 1996 and 1995, respectively, representing a decrease of $26,000, or 5%. This decrease was primarily due to increases in depreciation expense, partially offset by improved operating results at the Partnership's facilities.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 increased $23,000 or 3%, as rental income increased $36,000 or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $13,000 or 3%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $1,162,000 compared to $1,121,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $41,000, or 4%. This increase was primarily attributable to increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities was 89% for both the six months ended June 30, 1996 and 1995. The monthly average realized rent per square foot for the mini-warehouse facilities was $.75 compared to $.72 for the six months ended June 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $20,000 or 6%, to $381,000 from $361,000 for the six months ended June 30, 1996 and 1995, respectively. These increases were primarily attributable to increases in payroll and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $21,000 or 3%, from $760,000 to $781,000 for the six months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $5,000 or 2%, to $262,000 from $267,000 for the six months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 96% compared to 95% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.59 compared to $.64 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $7,000 or 6%, to $104,000 from $111,000 for the six months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $2,000 or 1%, from $156,000 to $158,000 for the six months ended June 30, 1995 and 1996, respectively.

     Depreciation and amortization expense increased $31,000 from $369,000 for the six months ended June 30, 1995 to $400,000 for the same period in 1996. This increase is due to the depreciation of capital expenditures made during 1995 and 1996.


Liquidity and Capital Resources
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($958,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $249,000 of capital improvements. Total capital improvements were $92,000 for the six months ended June 30, 1996.

     The Partnership paid distributions to the limited and general partners totaling $713,000 ($13.52 per unit) and $88,000, respectively, during the first six months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION


ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         -----------------
     In July 1996, Public Storage, Inc. commenced a cash tender offer to purchase up to 15,825 limited partnership units in the Partnership at $320 per unit.

Item  6  Exhibits  and  Reports  on Form 8-K
         -----------------------------------
     (a) The following Exhibits are included herein:

         (27) Financial Data Schedule

     (b)  Form 8-K

          None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      DATED:   August 13, 1996

                               PS PARTNERS VIII, LTD.,
                               a California  limited Partnership

                      BY:      Public Storage, Inc.
                               General Partner

                      BY:        /s/ Ronald L. Havner Jr.
                               --------------------------------
                               Ronald L. Havner, Jr.
                               Senior Vice President and Chief Financial
                                 Officer of Public Storage, Inc.
                                 (principal financial officer)

                      BY:        /s/ John Reyes
                               --------------------------------
                               John Reyes
                               Vice President and Controller
                                 of Public Storage, Inc.
                                 (principal accounting officer)