Form 10-Q
period 1996-09-30
PS PARTNERS VIII LTD
filed 1996-11-12
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                     ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              --------    ---------

Commission File Number 0-16876
                       --------


            PS PARTNERS VIII, LTD., a California Limited Partnership
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                        95-4029178
-----------------------------------                      ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
-----------------------------------                      ----------------------
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1996
     and December 31, 1995                                                2

Condensed statements of income for the three and nine
     months ended September 30, 1996 and 1995                             3

Condensed statements of cash flows for the nine
     months ended September 30, 1996 and 1995                             4

Notes to condensed financial statements                                   5

Management's discussion and analysis of financial condition
     and results of operations                                          6-8

PART II.  OTHER INFORMATION

(Items 1 through 4 are not applicable)

Item 5 - Other Information                                                9

Item 6 - Exhibits and Reports on Form 8-K                                 9

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS



                                                                              September 30,           December 31,
                                                                                   1996                  1995
                                                                            -------------------    ------------------
                                                                               (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                      $       282,000        $      217,000

Rent and other receivables                                                              12,000                 9,000

Real estate facilities, at cost:
     Land                                                                            7,461,000             7,461,000
     Buildings and equipment                                                        16,331,000            16,213,000
                                                                            -------------------    ------------------
                                                                                    23,792,000            23,674,000

     Less accumulated depreciation                                                  (6,105,000)           (5,501,000)
                                                                            -------------------    ------------------
                                                                                    17,687,000            18,173,000

Other assets                                                                            36,000                27,000
                                                                            -------------------    ------------------
                                                                                $   18,017,000         $  18,426,000
                                                                            ===================    ==================



                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                               $       333,000       $       324,000

Advance payments from renters                                                          113,000               112,000

Partners' equity:
     Limited partners' equity,
          $500 per unit, 150,000 units authorized,
          52,751 issued and outstanding                                             17,361,000            17,776,000
     General partners' equity                                                          210,000               214,000
                                                                            -------------------    ------------------

          Total partners' equity                                                    17,571,000            17,990,000
                                                                            -------------------    ------------------
                                                                                $   18,017,000         $  18,426,000
                                                                            ===================    ==================


                             See accompanying notes.
                                       2


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                       --------------------------------- --------------------------------------
                                                            1996              1995              1996               1995
                                                       ----------------  --------------- ------------------- ------------------

        REVENUE:

        Rental income                                       $  729,000       $  704,000     $     2,153,000     $    2,092,000
        Interest income                                          4,000           12,000              11,000             40,000
                                                       ----------------  --------------- ------------------- ------------------
                                                               733,000          716,000           2,164,000          2,132,000
                                                       ----------------  --------------- ------------------- ------------------

        COSTS AND EXPENSES:

        Cost of operations                                     191,000          189,000             593,000            580,000
        Management fees                                         42,000           41,000             125,000            122,000
        Depreciation and amortization                          204,000          193,000             604,000            562,000
        Administrative                                          24,000           19,000              60,000             58,000
                                                       ----------------  --------------- ------------------- ------------------
                                                               461,000          442,000           1,382,000          1,322,000
                                                       ----------------  --------------- ------------------- ------------------

        NET INCOME                                          $  272,000       $  274,000     $       782,000    $       810,000
                                                       ================  =============== =================== ==================

        Limited partners' share of net income
             ($12.42 per unit in 1996 and $11.83
             per unit in 1995)                                                              $       655,000    $       624,000
        General partners' share of net income                                                       127,000            186,000
                                                                                         ------------------  ------------------
                                                                                            $       782,000    $       810,000
                                                                                         =================== ==================


                             See accompanying notes.
                                       3

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              ---------------------------------------
                                                                                    1996                 1995
                                                                              ------------------   ------------------

   CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                                  $   782,000         $    810,000

        Adjustments to reconcile net income to net cash provided by operating activities

             Depreciation and amortization                                              604,000              562,000
             (Increase) decrease in rent and other receivables                           (3,000)               4,000
             (Increase) decrease in other assets                                         (9,000)               1,000
             Increase in accounts payable                                                 9,000               35,000
             Increase (decrease) in advance payments from renters                         1,000              (12,000)
                                                                              ------------------   ------------------
                  Total adjustments                                                     602,000              590,000
                                                                              ------------------   ------------------

                  Net cash provided by operating activities                           1,384,000            1,400,000
                                                                              ------------------   ------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to real estate facilities                                            (118,000)            (201,000)
                                                                              ------------------   ------------------

                  Net cash used in investing activities                                (118,000)            (201,000)
                                                                              ------------------   ------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

        Distributions to partners                                                    (1,201,000)          (1,800,000)
                                                                              ------------------   ------------------

                  Net cash used in financing activities                              (1,201,000)          (1,800,000)
                                                                              ------------------   ------------------

   Net increase (decrease) in cash and cash equivalents                                  65,000             (601,000)

   Cash and cash equivalents at the beginning of the period                             217,000              888,000
                                                                              ------------------   ------------------

   Cash and cash equivalents at the end of the period                               $   282,000          $   287,000
                                                                              ==================   ==================

                             See accompanying notes.
                                       4

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $272,000 and $274,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $2,000. This decrease was primarily due to increases in depreciation and administrative expenses, combined with a decrease in interest income, partially offset by improved operating results at the Partnership's facilities.

     Interest income decreased for the three months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 increased $22,000, or 5%, as rental income increased $25,000, or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $3,000, or 1%, compared to the same period in 1995. These improvements are due to improved operations at the Partnership's mini-warehouse and business park facilities.

     Rental income for the Partnership's mini-warehouse operations was $606,000 compared to $575,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $31,000, or 5%. This increase was primarily attributable to increased rental rates and average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.75 compared to $.73 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities were 92% and 90% for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $11,000, or 6%, to $190,000 from $179,000 for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in advertising and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $20,000, or 5%, from $396,000 to $416,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $6,000, or 5%, to $123,000 from $129,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to a decrease in rental rates, partially offset by an increase in average occupancy. The monthly average realized rent per square foot for the business park facility was $.59 compared to $.61 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities were 93% compared to 92% for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $8,000, or 16%, to $43,000 from $51,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to a decrease in property tax expense, partially offset by an increase in repairs and maintenance expense. Accordingly, for the Partnership's business park facilities, property net operating income increased $2,000, or 3%, to $80,000 from $78,000 for the three months ended September 30, 1996 and 1995, respectively.

     Depreciation and amortization expense increased $11,000 from $193,000 for the three months ended September 30, 1995 to $204,000 for the same period in 1996. This increase is due to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses increased $5,000 from $19,000 to $24,000 for the three months ended September 30, 1996 and 1995, respectively. This increase is primarily a result of an increase in accounting fees.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $782,000 and $810,000 for the nine months ended September 30, 1996 and 1995, respectively, representing a decrease of $28,000, or 3%. This decrease was primarily due to an increase in depreciation expense, combined with a decrease in interest income, partially offset by improved operating results at the Partnership's facilities.

     Interest income decreased for the nine months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 increased $45,000, or 3%, as rental income increased $61,000, or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $16,000, or 2%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $1,769,000 compared to $1,697,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $72,000, or 4%. This increase was primarily attributable to increased rental rates and average occupancy. The weighted average occupancy levels at the mini-warehouse facilities were 90% and 89% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.75 compared to $.72 for the nine months ended September 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $31,000, or 6%, to $571,000 from $540,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in repairs and maintenance, property tax, advertising, and management expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $41,000, or 4%, from $1,157,000 to $1,198,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $11,000, or 3%, to $384,000 from $395,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to decreased rental rates, partially offset by an increase in average occupancy. The monthly average realized rent per square foot for the business park facilities was $.59 compared to $.63 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities were 95% compared to 94% for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $15,000, or 9%, to $147,000 from $162,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to a decrease in property tax expense. Accordingly, for the Partnership's business park facilities, property net operating income increased by $4,000, or 2%, from $233,000 to $237,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Depreciation and amortization expense increased $42,000 from $562,000 for the nine months ended September 30, 1995 to $604,000 for the same period in 1996. This increase is primarily due to the depreciation of capital expenditures made during 1995 and 1996.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


($1,384,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $249,000 of capital improvements. Total capital improvements were $118,000 for the nine months ended September 30, 1996.

     The Partnership paid distributions to the limited and general partners totaling $1,070,000 ($20.28 per unit) and $131,000, respectively, during the first nine months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         -----------------

     In August 1996, PSI completed a cash tender offer, which had commenced in July 1996, pursuant to which PSI acquired a total of 6,537 limited partnership units in the Partnership at $320 per unit.

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

                           DATED:   November 12, 1996

                                    PS PARTNERS VIII, LTD.,
                                    a California  limited Partnership

                           BY:      Public Storage, Inc.
                                    General Partner

                           BY:        /s/ Ronald L. Havner Jr.
                                    --------------------------------------
                                    Ronald L. Havner, Jr.
                                    Senior Vice President and Chief Financial
                                      Officer of Public Storage, Inc.
                                      (principal financial officer)

                           BY:        /s/ John Reyes
                                    --------------------------------------
                                    John Reyes
                                    Vice President and Controller
                                      of Public Storage, Inc.
                                      (principal accounting officer)