Form 10-K
period 1996-12-31
PS PARTNERS VIII LTD
filed 1997-03-28
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                          ----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                              -----------    -------------

Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                      95-4029178
-------------------------------------                    ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

           701 Western Avenue
          Glendale, California                                 91201-2394
-------------------------------------                    ----------------------
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

                                    Yes X  No
                                        --


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

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

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 45% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust
("REIT") organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception. Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     Through 1996, the Partnership's commercial property was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to American Office Park Properties, L.P. ("AOPPLP"), an operating partnership formed to own and operate business parks in which PSI has approximately an 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business park to AOPPLP in exchange for a 2.5% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc. Ronald L. Havner, Jr., formerly Senior Vice-President and Chief Financial Officer of PSI, is the Chief Executive Officer of American Office Park Properties, Inc. See Item 13.

     PSI's current relationship with the Partnership includes (i) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (ii) as of February 19, 1997, PSI owned approximately 53.45% of the Partnership's limited partnership units and (iii) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns 5 properties (which exclude the property transferred to AOPPLP in January 1997). The Partnership purchased its last property in February, 1988. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated a single commercial property; a business park located in Carson, California which was transferred to AOPPLP in January 1997 in exchange for a 2.5% interest in AOPPLP.

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

     The Partnership will terminate on December 31, 2038 unless dissolved earlier. The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1993-1996, since the completion of the Partnership's offering in 1987, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

     In 1992, PSI offered Limited Partners of the Partnership (and two other affiliated Partnerships) the right to exchange their Units for shares of PSI's Common Stock. In connection with the exchange offer, the General Partners indicated to Limited Partners that they would continue to evaluate the advisability of the sale or financing of the Partnership's properties and that at some point prior to the expiration of the period originally estimated for the sale or financing of the properties (at the end of 1996 in the case of the Partnership), the General Partners intended to conduct an analysis to determine the feasibility of a sale or financing of the properties, to make a recommendation to Limited Partners and to retain independent appraisers to conduct a study of the current value of the properties. In that regard, the Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated March 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's properties, as of January 31, 1996, was $18,100,000 ($14,800,000 for the five mini-warehouses and $3,300,000 for the one business park). (In January 1997, after the date of the appraisal, the Partnership transferred its business park to AOPPLP in exchange for a 2.5% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements.
Following  these  reviews,  a  stabilized  level  of net  operating  income  was projected for the properties of $1,545,000 for the five mini-warehouses and $331,000 for the one business park. Value estimates were then made using both a direct capitalization analysis ($15,400,000 for the mini-warehouses and $3,300,000 for the business park) and a discounted cash flow analysis
($14,800,000 for the mini-warehouses and $3,300,000 for the business park). In the case of the mini-warehouses, these value estimates were then compared to an estimated value ($14,400,000) using a regression analysis applied to a sample of approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimate of the value of the Partnership's mini-warehouses. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted by NDRC with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance, based on recently completed environmental investigations, the Partnership is not aware of any environmental contamination of its facilities material to its overall business or environmental condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

     Limited Partners should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

     Based on NDRC's limited appraisal (as of January 1996), the General Partners have estimated a liquidation value per Unit of $320. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties and
(iii) the Partnership's other net assets were liquidated at their book value at March 31, 1996.

     In August 1996, PSI completed a cash tender offer, which had commenced in July 1996, pursuant to which PSI acquired a total of 6,537 additional limited partnership units in the Partnership at $320 per Unit.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

   * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

   * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly realized rent per square foot for the mini-warehouse facilities averaged $.76 in 1996 compared to $.73 in 1995. Weighted average occupancy levels at the mini-warehouse facilities increased to 91% in 1996 from 89% in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

   * Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

   * Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 13 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------
     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial property was managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial property to AOPPLP.

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

Employees
---------
     There are 21 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or AOPPLP.

ITEM 2.   PROPERTIES.
          ----------
     The following table sets forth information as of December 31, 1996, about properties owned by the Partnership. All of these properties are wholly-owned by the Partnership.


                          Net Rentable         Number of Spaces      Date of
Location                   Square Feet                             Acquisition
----------------------  --------------         ----------------   -------------
CALIFORNIA
Anaheim                       66,600                 621             02-25-88
   Lakeview Ave.
Carson (A) (B)                77,300                  34             05-27-87
   Leapwood Ave.
FLORIDA
Plantation                    51,400                 510             10-16-87
   South State Road 7
ILLINOIS
Oakbrook Terrace              64,700                 740             07-15-87
   Roosevelt Road
MARYLAND
Rockville                     56,300                 641             10-01-87
   Frederick Road
TEXAS
San Antonio                   52,200                 368             08-20-87
   Austin Hwy.

------------
(A)  Business Park
(B) In January 1997, the Partnership contributed its business park facility to AOPPLP in exchange for a 2.5% interest in AOPPLP. See Item 1.

     Weighted average occupancy levels for the mini-warehouse and business park/office building facilities were 89% and 93%, respectively, in 1996 compared to 91% and 95%, respectively, in 1995. In 1996, the monthly realized rent per square foot for the mini-warehouse and business park/office building facilities averaged $.76 and $.58, respectively, compared to $.73 and $.59, respectively, in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $153,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.   LEGAL PROCEEDINGS.
          ------------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 1,257 record holders of Units.

     In August 1996, PSI completed a cash tender offer, which had commenced in July 1996, pursuant to which PSI acquired a total of 6,537 additional limited partnership units in the Partnership at $320 per Unit.

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

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

                                                                 For the Year Ended December 31,
                                             ------------------------------------------------------------------------
                                                1996           1995            1994            1993           1992
                                             --------        --------       --------        --------        --------
                                                            (In thousands, except per Unit data)
Revenues                                     $  2,922        $  2,828       $  2,802        $  2,657        $  2,562

Depreciation and amortization                     808             758            735             694             651

Net income                                      1,099             877          1,042             963             903

     Limited partners' share                      929             650            912             838             733

     General partners' share                      170             227            130             125             170

Limited partners' per unit data(a)

     Net income                              $  17.61        $  12.32       $  17.29        $  15.89        $  13.90

     Cash distributions (b)                  $  27.04        $  37.18       $  20.40        $  19.70        $  27.45

As of December 31,
------------------

Cash and cash equivalents                    $    209        $    217       $    888        $    510        $    182

Total assets                                 $ 17,858        $ 18,426       $ 19,594        $ 19,771        $ 20,003

(a) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (52,751 for all periods presented).
(b) The General Partners distributed, concurrently with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $10.14 per Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------
Results of Operation
--------------------

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income in 1996 was $1,099,000 compared to $877,000 in 1995, representing an increase of $222,000, or 25%. The increase was primarily a result of decreased environmental costs, combined with an increase in property operating results, partially offset by an increase in depreciation expense and a decrease in interest income.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $134,000, or 7%, in 1996 compared to 1995, as rental income increased by $124,000, or 4%, and cost of operations (including management fees) decreased by $10,000.

     Rental income for the Partnership's mini-warehouse operations was $2,394,000 in 1996 compared to $2,264,000 in 1995, representing an increase of $130,000, or 6%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly realized rent per square foot for the mini-warehouse facilities averaged $.76 in 1996 compared to $.73 in 1995. Weighted average occupancy levels at the mini-warehouse facilities increased to 91% in 1996 from 89% in 1995. Cost of operations (including management fees) decreased $1,000 to $740,000 in 1996 from $741,000 in 1995. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $131,000 to $1,654,000 in 1996 from $1,523,000 in 1995.

     Rental income for the Partnership's business park operations was $513,000 in 1996 compared to $519,000 in 1995, representing a decrease of $6,000. The decrease in rental income was primarily attributable to reduced rental rates, partially offset by increased occupancy rates. The monthly realized rent per square foot for the business park facility averaged $.58 in 1996 compared to $.59 in 1995. Weighted average occupancy levels at the business park facility increased to 95% in 1996 from 93% in 1995. Cost of operations (including management fees) decreased $9,000, or 4%, to $206,000 in 1996 from $215,000 in 1995. The decrease in cost of operations was primarily attributable to decreases in property tax and lease commissions expenses, partially offset by an increase in payroll expense. Accordingly, for the Partnership's business park facility, property net operating income increased by $3,000 to $307,000 in 1996 from $304,000 in 1995.

     Interest income decreased in 1996 over 1995 as a result of a decrease in average invested cash balances.

     Depreciation and amortization increased $50,000 to $808,000 in 1996 from $758,000 in 1995. This increase is principally attributable to depreciation of capital expenditures made during 1995 and 1996.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $153,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to
the  Partnership's  overall  business,   financial  condition   or  results  of
operations.

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1996 of approximately $209,000.

     Cash flows from operating activities ($1,821,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. Capital improvements were $229,000, $272,000, and $181,000 in 1996, 1995, and 1994, respectively. The increase in capital improvements during 1995 is principally due to the repainting and reconfiguration following the vacancy of a long-term tenant, and the refurbishment of the roof and air conditioning at the Partnership's business park facility. During 1997, the Partnership anticipates approximately $120,000 of capital improvements.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1996 and prior years were as follows:

                                          Total                       Per Unit
                                       -----------                    ---------
        1996                           $1,600,000                      $27.04
        1995                            2,201,000                       37.18
        1994                            1,208,000                       20.40
        1993                            1,166,000                       19.70
        1992                            1,625,000                       27.45
        1991                            1,778,000                       30.02
        1990                            1,554,000                       26.24
        1989                            1,517,000                       25.63
        1988                            1,480,000                       25.01
        1987                              476,000                       14.55

     The General Partners distributed, concurrently with the distribution for the fourth quarter of 1991, a portion of the operating reserve and adjusted the ongoing distribution level. The operating reserve that was distributed was estimated at $7.45 per Unit. The General Partners distributed, concurrently with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $10.14 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

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

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial property was managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business park to AOPPLP in exchange for a 2.5% interest in AOPPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


     Name                   Positions with PSI
-------------------         --------------------------------------------------
B. Wayne Hughes             Chairman of the Board and Chief Executive Officer
Harvey Lenkin               President and Director
John Reyes                  Senior Vice President and Chief Financial Officer
Hugh W. Horne               Senior Vice President
Obren B. Gerich             Senior Vice President
Marvin M. Lotz              Senior Vice President
David Goldberg              Senior Vice President and General Counsel
A. Timothy Scott            Senior Vice President and Tax Counsel
Sarah Hass                  Vice President and Secretary
Robert J. Abernethy         Director
Dann V. Angeloff            Director
William C. Baker            Director
Uri P. Harkham              Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice president of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITS since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated.

From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------
    (a) At February 19, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

         Title                                                                        Amount of             Percent
           of                             Name and Address of                         Beneficial               of
         Class                             Beneficial Owner                           Ownership              Class
--------------------      ---------------------------------------------------    -------------------      ----------
Units of Limited          Public Storage, Inc.
Partnership               701 Western Avenue
Interest                  Glendale, CA 91201-2394  (1)                             28,194 Units (1)          53.45%

----------------
(1) These Units are held of record by SEI Arlington Acquisition Corporation, a wholly-owned subsidiary of PSI.

               The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

               In August 1996, PSI completed a cash tender offer, which had commenced in July 1996, pursuant to which PSI acquired a total of 6,537 additional limited partnership units in the Partnership at $320 per Unit.

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

     During 1996, approximately $160,000 was paid to PSI with respect to items 1, 2, and 3 above.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $143,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial property was managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $26,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by voting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business park to AOPPLP in exchange for a 2.5% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                      PS PARTNERS VIII, LTD.,
                                      a California Limited Partnership
Dated:  March 26, 1997         By:    Public Storage, Inc., General Partner


                               By:    /s/ B Wayne Hughes
                                      ----------------------------------------
                                      B. Wayne Hughes, Chairman of the Board

                               By:    /s/ B Wayne Hughes
                                      ----------------------------------------
                                      B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

              Signature                             Capacity                                    Date
-----------------------------    ---------------------------------------------       ------------------
/s/ B. Wayne Hughes              Chairman of the Board and Chief                      March 26, 1997
-----------------------------    Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                  General Partner (principal executive officer)



/s/ Harvey Lenkin                President and Director                               March 26, 1997
-----------------------------    of Public Storage, Inc.
Harvey Lenkin


/s/ John Reyes                   Senior Vice President and Chief Financial Officer    March 26, 1997
-----------------------------    of Public Storage, Inc. (principal financial
John Reyes                       officer and principal accounting officer)



/s/ Robert J. Abernethy          Director of Public Storage, Inc.                     March 26, 1997
-----------------------------
Robert J. Abernethy



/s/ Dann V. Angeloff             Director of Public Storage, Inc.                     March 26, 1997
-----------------------------
Dann V. Angeloff


/s/ William C. Baker             Director of Public Storage, Inc.                     March 26, 1997
-----------------------------
William C. Baker


/s/ Uri P. Harkham               Director of Public Storage, Inc.                     March 26, 1997
-----------------------------
Uri P. Harkham

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                 Page
                                                              References
                                                              -----------


Report of Independent Auditors                                    F-1

Financial Statements and Schedules:

Balance Sheets as of December 31, 1996
   and 1995                                                       F-2

For the years ended December 31, 1996, 1995 and 1994:
                                                                  F-3
   Statements of Income

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

                       Report of Independent Auditors



The Partners
PS Partners VIII, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VIII, Ltd., a California Limited Partnership as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VIII, Ltd., a California Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                          ERNST & YOUNG LLP




March 18, 1997
Los Angeles, Calfornia


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                              1996               1995
                                                                                    -------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                   $ 209,000         $ 217,000

Rent and other receivables                                                                     10,000             9,000

Real estate facilities, at cost:
          Land                                                                              7,461,000         7,461,000
          Buildings and equipment                                                          16,442,000        16,213,000
                                                                                    -------------------------------------
                                                                                           23,903,000        23,674,000

          Less accumulated depreciation                                                    (6,309,000)       (5,501,000)
                                                                                    -------------------------------------
                                                                                           17,594,000        18,173,000

Other assets                                                                                   45,000            27,000
                                                                                    -------------------------------------

                                                                                         $ 17,858,000      $ 18,426,000
                                                                                    =====================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $ 259,000         $ 324,000

Advance payments from renters                                                                 110,000           112,000

Partners' equity:
          Limited partners' equity, $500 per unit, 150,000
                    units authorized, 52,751 issued and outstanding                        17,279,000        17,776,000
          General partners' equity                                                            210,000           214,000
                                                                                    -------------------------------------

                    Total partners' equity                                                 17,489,000        17,990,000
                                                                                    -------------------------------------

                                                                                         $ 17,858,000      $ 18,426,000
                                                                                    =====================================

                             See accompanying notes.
                                       F-2


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995, and 1994



                                                                          1996              1995               1994
                                                                 --------------------------------------------------------
REVENUE:
Rental income                                                          $ 2,907,000        $ 2,783,000       $ 2,776,000
Interest income                                                             15,000             45,000            26,000
                                                                 --------------------------------------------------------
                                                                         2,922,000          2,828,000         2,802,000
                                                                 --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                         777,000            794,000           797,000
Management fees                                                            169,000            162,000           162,000
Depreciation and amortization                                              808,000            758,000           735,000
Administrative                                                              69,000             68,000            66,000
Environmental costs                                                              -            169,000                 -
                                                                 --------------------------------------------------------
                                                                         1,823,000          1,951,000         1,760,000
                                                                 --------------------------------------------------------

NET INCOME                                                             $ 1,099,000          $ 877,000       $ 1,042,000
                                                                 ========================================================

Limited partners' share of net income
          ($17.61, $12.32, and $17.29 per unit in
          1996, 1995, and 1994, respectively)                            $ 929,000          $ 650,000         $ 912,000
General partners' share of net income                                      170,000            227,000           130,000
                                                                 ========================================================
                                                                      $  1,099,000          $ 877,000       $ 1,042,000
                                                                 ========================================================

                             See accompanying notes.
                                       F-3


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1996, 1995, and 1994




                                                                      Limited            General
                                                                      Partners          Partners            Total
                                                                 --------------------------------------------------------

Balances at December 31, 1993                                         $ 19,251,000          $ 229,000      $ 19,480,000

Net income                                                                 912,000            130,000         1,042,000

Distributions                                                           (1,076,000)          (132,000)       (1,208,000)
                                                                 --------------------------------------------------------

Balances at December 31, 1994                                           19,087,000            227,000        19,314,000

Net income                                                                 650,000            227,000           877,000

Distributions                                                           (1,961,000)          (240,000)       (2,201,000)
                                                                 --------------------------------------------------------

Balances at December 31, 1995                                           17,776,000            214,000        17,990,000

Net income                                                                 929,000            170,000         1,099,000

Distributions                                                           (1,426,000)          (174,000)       (1,600,000)
                                                                 --------------------------------------------------------

Balances at December 31, 1996                                         $ 17,279,000          $ 210,000      $ 17,489,000
                                                                 ========================================================

                             See accompanying notes.
                                       F-4


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                        STATEMENTS OF CASH FLOWS For the
                  years ended December 31, 1996, 1995, and 1994



                                                                         1996              1995              1994
                                                                   ------------------------------------------------------

Cash flows from operating activities:

          Net income                                                     $ 1,099,000         $ 877,000       $ 1,042,000

          Adjustments to reconcile net income to net cash provided by operating activities:

                    Depreciation and amortization                            808,000           758,000           735,000
                    (Increase) decrease in rent and other receivables         (1,000)            3,000             3,000
                    (Increase) decrease in other assets                      (18,000)            8,000            (2,000)
                    (Decrease) increase in accounts payable                  (65,000)          171,000             4,000
                    Decrease in advance payments from renters                 (2,000)          (15,000)          (15,000)
                                                                   ------------------------------------------------------

                              Total adjustments                              722,000           925,000           725,000
                                                                   ------------------------------------------------------

                              Net cash provided by operating activities    1,821,000         1,802,000         1,767,000
                                                                   ------------------------------------------------------

Cash flows from investing activities:

                    Additions to real estate facilities                     (229,000)         (272,000)         (181,000)
                                                                   ------------------------------------------------------

                              Net cash used in investing activities         (229,000)         (272,000)         (181,000)
                                                                   ------------------------------------------------------

Cash flows from financing activities:

                     Distributions to partners                            (1,600,000)       (2,201,000)       (1,208,000)
                                                                   ------------------------------------------------------

                              Net cash used in financing activities       (1,600,000)       (2,201,000)       (1,208,000)

                                                                   ------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (8,000)         (671,000)          378,000

Cash and cash equivalents at the beginning of the year                       217,000           888,000           510,000
                                                                   ------------------------------------------------------

Cash and cash equivalents at the end of the year                           $ 209,000         $ 217,000         $ 888,000
                                                                   ======================================================

                             See accompanying notes.
                                       F-5

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996




1.        Summary of Significant Accounting Policies and Partnership Matters
          ------------------------------------------------------------------

          Description of Partnership
          --------------------------
               PS Partners VIII, Ltd., a California Limited Partnership (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a California corporation, acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

               In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

               The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in an existing business park facility which offers industrial and office space for lease. The Partnership has ownership interests in 5 properties, which exclude 1 property transferred to American Office Park Properties, L.P. ("AOPPLP") in January 1997 (see Note 6).

          Real Estate Facilities
          ----------------------
               The Partnership depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

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

1.        Summary of Significant Accounting Policies and Partnership Matters
          (continued)
          ------------------------------------------------------------------

          Environmental Cost
          ------------------
               Substantially all of the  Partnership's  facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $153,000 for known environmental remediation requirements which the Partnership has accrued and expensed in 1995. During 1996 and 1995, the Partnership paid $21,000 and $16,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

          Use of Estimates
          ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Cash Distributions
          ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $27.04, $37.18, and $20.40 during 1996, 1995, and 1994, respectively.

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

3.        Related Party Transactions
          --------------------------
               The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial property was operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facility's monthly gross revenue (as defined).

               PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG,

         -------------------------------------
         now known as American Office Park Properties, Inc., issued additional voting common stock to two other unaffiliated investors. See Note 6.

4.       Leases
         ------
               The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

5.       Taxes Based on Income
         ---------------------
               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

               Taxable net income was $1,315,000,  $1,153,000 and $1,191,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

6.       Subsequent Event
         ----------------
               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business park to AOPPLP in exchange for a 2.5% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.


                             PS PARTNERS VIII, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                               Costs
                                                                                             subsequent
                                                                   Initial Cost            to acquisition
                                                         ---------------------------------
Date                                                                        Building &       Building &
Acquired                 Description                           Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------
    Mini-warehouse


7/87  Oakbrook Terrace                                          $ 912,000     $ 2,688,000        $ 583,000

10/87 Plantation/S. State Rd.                                     924,000       1,801,000          224,000

2/88  Anaheim/Lakeview                                            995,000       1,505,000          445,000

8/87  San Antonio/Austin Hwy.                                     400,000         850,000          163,000

10/87 Rockville/Fredrick Rd.                                    1,695,000       3,305,000          611,000


Business
Park

5/87  Carson/Leapwood                                           2,535,000       3,165,000        1,102,000
                                                         --------------------------------------------------

                                                              $ 7,461,000    $ 13,314,000      $ 3,128,000
                                                         ==================================================

                             PS PARTNERS VIII, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                             Gross Carrying Amount
                                                                             At December 31, 1996
                                                         --------------------------------------------------------------
Date                                                                        Building &                    Accumulated
Acquired                 Description                          Land         Improvements       Total      Depreciation
-----------------------------------------------------------------------------------------------------------------------
    Mini-warehouse


7/87  Oakbrook Terrace                                         $ 912,000      $ 3,271,000    $ 4,183,000   $ 1,258,000

10/87 Plantation/S. State Rd.                                    924,000        2,025,000      2,949,000       754,000

2/88  Anaheim/Lakeview                                           995,000        1,950,000      2,945,000       692,000

8/87  San Antonio/Austin Hwy.                                    400,000        1,013,000      1,413,000       370,000

10/87 Rockville/Fredrick Rd.                                   1,695,000        3,916,000      5,611,000     1,448,000


Business
Park

5/87  Carson/Leapwood                                          2,535,000        4,267,000      6,802,000     1,787,000
                                                        ---------------------------------------------------------------

                                                             $ 7,461,000     $ 16,442,000   $ 23,903,000   $ 6,309,000
                                                        ===============================================================

                             PS PARTNERS VIII, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

(a) The following is a reconciliation of cost and related accumulated depreciation.


                       GROSS CARRYING COST RECONCILIATION

                                                                               For the years ended December 31,

                                                                            1996             1995              1994
                                                                      ----------------------------------------------------
Balance at the beginning of the period                                    $ 23,674,000     $ 23,402,000      $ 23,221,000

Additions during the period:

  Improvements, etc.                                                           229,000          272,000           181,000

Deductions during the period                                                         -                -                 -
                                                                      ----------------------------------------------------


Balance at the end of the period                                          $ 23,903,000     $ 23,674,000      $ 23,402,000
                                                                      ====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                               For the years ended December 31,

                                                                            1996             1995              1994
                                                                      ----------------------------------------------------

Balance at the beginning of the period                                    $ 5,501,000      $ 4,743,000       $ 4,029,000

Additions during the period:

  Improvements, etc.                                                                                 -                 -

  Depreciation                                                                808,000          758,000           714,000

Deductions during the period                                                        -                -                 -
                                                                      ----------------------------------------------------


Balance at the end of the period                                          $ 6,309,000      $ 5,501,000       $ 4,743,000
                                                                      ====================================================

(b) The aggregate cost of real estate for Federal Income Tax purposes is $23,722,000 at December 31, 1996.