Form 10-Q
period 1997-03-31
PS PARTNERS VIII LTD
filed 1997-05-15
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ----------------   ----------------
Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                    95-4029178
--------------------------------------------         -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)



           701 Western Avenue
          Glendale, California                               91201-2394
--------------------------------------------         -------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX





PART I.   FINANCIAL INFORMATION

     Condensed balance sheets at March 31, 1997
          and December 31, 1996                                       2

     Condensed statements of income for the three
          months ended March 31, 1997 and 1996                        3

     Condensed statements of cash flows for the three
          months ended March 31, 1997 and 1996                        4-5

     Notes to condensed financial statements                          6

     Management's discussion and analysis of financial
          condition and results of operations                         7-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                        9



                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                                     March 31,      December 31,
                                                                                       1997             1996
                                                                                  ---------------------------------
                                                                                    (Unaudited)
                                     ASSETS


   Cash and cash equivalents                                                         $   184,000     $   209,000

   Rent and other receivables                                                             28,000          10,000

   Real estate facilities, at cost:
      Land                                                                             4,925,000       7,461,000
      Buildings and equipment                                                         12,201,000      16,442,000
                                                                                  ---------------------------------
                                                                                      17,126,000      23,903,000

      Less accumulated depreciation                                                   (4,661,000)     (6,309,000)
                                                                                  ---------------------------------
                                                                                      12,465,000      17,594,000

   Investment in real estate entity                                                    5,061,000               -

   Other assets                                                                           27,000          45,000
                                                                                  ---------------------------------

                                                                                     $17,765,000     $17,858,000
                                                                                  =================================



                        LIABILITIES AND PARTNERS' EQUITY

   Accounts payable                                                                     $246,000        $259,000

   Advance payments from renters                                                         124,000         110,000

   Partners' equity:
      Limited partners' equity,
         $500 per unit, 150,000 units authorized,
         52,751 issued and outstanding                                                17,187,000      17,279,000
      General partners' equity                                                           208,000         210,000
                                                                                  ---------------------------------

         Total partners' equity                                                       17,395,000      17,489,000
                                                                                  ---------------------------------

                                                                                     $17,765,000     $17,858,000
                                                                                  =================================

                            See accompanying notes.
                                       2



                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                       ------------------------------------
                                                                                              1997              1996
                                                                                       ------------------------------------

          REVENUE:

          Rental income                                                                      $ 621,000          $ 697,000
          Equity in income of real estate entity                                                43,000                  -
          Interest income                                                                        3,000              3,000
                                                                                       ------------------------------------
                                                                                               667,000            700,000
                                                                                       ------------------------------------

          COSTS AND EXPENSES:

          Cost of operations                                                                   172,000            203,000
          Management fees                                                                       37,000             41,000
          Depreciation and amortization                                                        139,000            199,000
          Administrative                                                                        13,000             13,000
                                                                                       ------------------------------------
                                                                                               361,000            456,000
                                                                                       ------------------------------------

          NET INCOME                                                                         $ 306,000          $ 244,000
                                                                                       ====================================

          Limited partners' share of net income
             ($4.99 per unit in 1997 and $3.81
             per unit in 1996)                                                               $ 263,000          $ 201,000
          General partners' share of net income                                                 43,000             43,000
                                                                                       ------------------------------------
                                                                                             $ 306,000          $ 244,000
                                                                                       ====================================

                            See accompanying notes.
                                       3



                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                       ------------------------------------
                                                                                              1997              1996
                                                                                       ------------------------------------

          Cash flows from operating activities:

             Net income                                                                       $306,000           $244,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                                 139,000            199,000
                 (Increase) decrease in rent and other receivables                             (18,000)             3,000
                 Decrease (increase) in other assets                                            18,000             (1,000)
                 (Decrease) increase in accounts payable                                       (13,000)            29,000
                 Increase in advance payments from renters                                      14,000             11,000
                 Equity in income of real estate entity                                        (43,000)                 -
                                                                                       ------------------------------------

                   Total adjustments                                                            97,000            241,000
                                                                                       ------------------------------------

                   Net cash provided by operating activities                                   403,000            485,000
                                                                                       ------------------------------------

          Cash flows from investing activities:

             Investment in real estate entity                                                   (2,000)                 -
             Additions to real estate facilities                                               (26,000)            (7,000)
                                                                                       ------------------------------------

                   Net cash used in investing activities                                       (28,000)            (7,000)
                                                                                       ------------------------------------

          Cash flows from financing activities:

               Distributions to partners                                                      (400,000)          (400,000)
                                                                                       ------------------------------------

                   Net cash used in financing activities                                      (400,000)          (400,000)
                                                                                       ------------------------------------

          Net (decrease) increase in cash and cash equivalents                                 (25,000)            78,000

          Cash and cash equivalents at the beginning of the period                             209,000            217,000
                                                                                       ------------------------------------

          Cash and cash equivalents at the end of the period                                  $184,000           $295,000
                                                                                       ====================================

                           See accompanying notes.
                                        4



                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                       ------------------------------------
                                                                                              1997              1996
                                                                                       ------------------------------------


          Supplemental schedule of noncash investing and financing activities:


             Investment in real estate entity                                             $ (5,016,000)               $ -

             Transfer of real estate facilities for interest in real estate entity           5,016,000                  -


                            See accompanying notes.
                                       5

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Effective January 2, 1997, Public Storage, Inc.(PSI), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commerical properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectivley referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its commercial property for 165,000 limited partnership units, which represented approximately 2.5% of the initial capitalization of the partnership underlying AOPP.

     The number of limited partnership units received by the Partnership was based on the relative fair market value of the Partnership's commercial property exchanged compared to the aggregate of all other real estate assets exchanged for limited partnership units in the underlying partnership. The Partnership's limited partnership units, pursuant to the terms and conditions of the governing documents, are convertible into shares of common stock of AOPP.

     The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three months ended March 31, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its property exchanged for limited
     partnership  units.  The  investment  is  subsequently   adjusted  for  the
     Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income for the three months ended March 31, 1997 was $306,000 compared to $244,000 for the same period in 1996, representing an increase of $62,000, or 25%. Excluding the 1996 operations for the Partnership's business park facility, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $621,000 compared to $568,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of $53,000, or 9%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.79 compared to $.74 for the three months ended March 31, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 88% to 90% for the three months ended March 31, 1996 and 1997, respectively. Cost of operations (including management fees) increased $17,000, or 9%, to $209,000 from $192,000 for the three months ended March 31, 1997 and 1996, respectively. This increase was primarily attributable to increases in property tax and advertising expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $36,000, or 10%, from $376,000 to $412,000 for the three months ended March 31, 1996 and 1997, respectively.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectivley referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its commercial property for 165,000 limited partnership units, which represented approximately 2.5% of the initial capitalization of the partnership underlying AOPP.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended March 31, 1997 compared to the operation of the exchanged business park facility for the three months ended March 31, 1996:


                                                            Three Months Ended March 31,
                                                        ------------------------------------
                                                            1997                  1996
                                                        ------------------ -----------------
     Equity in earnings of real estate entity               $ 43,000               $
     Rental income                                                 -               129,000
     Cost of operations                                            -                52,000
                                                           ---------            ----------
     Net operating income                                     43,000                77,000
     Depreciation                                                  -                66,000
                                                           ---------            ----------
                                                            $ 43,000              $ 11,000
                                                           =========            ==========

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $6,000 from $133,000 to $139,000 for the three months ended March 31, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($403,000 for the three months ended March 31, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $120,000 of capital improvements. Total capital improvements were $26,000 for the three months ended March 31, 1997.

     The Partnership paid distributions to the limited and general partners totaling $356,000 ($6.76 per unit) and $44,000, respectively, during the first three months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                DATED:           May 13, 1997
                                 PS PARTNERS VIII, LTD.,
                                 a California Limited Partnership
                BY:              Public Storage, Inc.
                                 General Partner

                BY:              /s/ John Reyes
                                 ---------------------------------------------
                                 Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)