Form 10-Q
period 1997-06-30
PS PARTNERS VIII LTD
filed 1997-08-13
CIK 793934

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              ---------   ---------

Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                          95-4029178
----------------------------------------       --------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)



           701 Western Avenue
          Glendale, California                                    91201-2394
----------------------------------------       --------------------------------
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


                                    Yes X  No
                                        --   --

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1997
              and December 31, 1996                                            2

         Condensed statements of income for the three
              and six months ended June 30, 1997 and 1996                      3

         Condensed statements of cash flows for the
              six months ended June 30, 1997 and 1996                        4-5

         Notes to condensed financial statements                             6-7

         Management's discussion and analysis of financial condition
              and results of operations                                     8-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            11

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                     June 30,       December 31,
                                                                       1997             1996
                                                                  ---------------------------------
                                                                    (Unaudited)
                                     ASSETS


   Cash and cash equivalents                                           $ 191,000       $ 209,000

   Rent and other receivables                                             11,000          10,000

   Real estate facilities, at cost:
      Land                                                             4,925,000       7,461,000
      Buildings and equipment                                         12,212,000      16,442,000
                                                                  ---------------------------------
                                                                      17,137,000      23,903,000

      Less accumulated depreciation                                   (4,800,000)     (6,309,000)
                                                                  ---------------------------------
                                                                      12,337,000      17,594,000

   Investment in real estate entity                                    5,121,000               -

   Other assets                                                           30,000          45,000
                                                                  ---------------------------------

                                                                    $ 17,690,000    $ 17,858,000
                                                                  =================================



                        LIABILITIES AND PARTNERS' EQUITY

   Accounts payable                                                    $ 251,000       $ 259,000

   Advance payments from renters                                         114,000         110,000

   Partners' equity:
      Limited partners' equity,
         $500 per unit, 150,000 units authorized,
         52,751 issued and outstanding                                17,117,000      17,279,000
      General partners' equity                                           208,000         210,000
                                                                  ---------------------------------

         Total partners' equity                                       17,325,000      17,489,000
                                                                  ---------------------------------

                                                                    $ 17,690,000    $ 17,858,000
                                                                  =================================

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                         Three Months Ended              Six Months Ended
                                                                              June 30,                       June 30,
                                                                    -------------------------------------------------------------
                                                                         1997           1996           1997           1996
                                                                    -------------------------------------------------------------

          REVENUE:

          Rental income                                                 $ 645,000      $ 727,000    $ 1,266,000    $ 1,424,000
          Equity in income of real estate entity                           59,000              -        102,000              -
          Interest income                                                   3,000          4,000          6,000          7,000
                                                                    -------------------------------------------------------------
                                                                          707,000        731,000      1,374,000      1,431,000
                                                                    -------------------------------------------------------------

          COSTS AND EXPENSES:

          Cost of operations                                              176,000        199,000        348,000        402,000
          Management fees                                                  39,000         42,000         76,000         83,000
          Depreciation and amortization                                   139,000        201,000        278,000        400,000
          Administrative                                                   23,000         23,000         36,000         36,000
                                                                    -------------------------------------------------------------
                                                                          377,000        465,000        738,000        921,000
                                                                    -------------------------------------------------------------

          NET INCOME                                                    $ 330,000      $ 266,000      $ 636,000      $ 510,000
                                                                    =============================================================

          Limited partners' share of net income
             ($10.43 per unit in 1997 and $8.06
             per unit in 1996)                                                                        $ 550,000      $ 425,000
          General partners' share of net income                                                          86,000         85,000
                                                                                                  -------------------------------
                                                                                                      $ 636,000      $ 510,000
                                                                                                  ===============================

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       ------------------------------------
                                                                                              1997              1996
                                                                                       ------------------------------------

          Cash flows from operating activities:

             Net income                                                                      $ 636,000          $ 510,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                                 278,000            400,000
                 Increase in rent and other receivables                                         (1,000)            (3,000)
                 Decrease (increase) in other assets                                            15,000             (5,000)
                 (Decrease) increase in accounts payable                                        (8,000)            53,000
                 Increase in advance payments from renters                                       4,000              3,000
                 Equity in income of real estate entity                                       (102,000)                 -
                                                                                       ------------------------------------

                   Total adjustments                                                           186,000            448,000
                                                                                       ------------------------------------

                   Net cash provided by operating activities                                   822,000            958,000
                                                                                       ------------------------------------

          Cash flows from investing activities:

             Investment in real estate entity                                                   (2,000)                 -
             Additions to real estate facilities                                               (38,000)           (92,000)
                                                                                       ------------------------------------

                   Net cash used in investing activities                                       (40,000)           (92,000)
                                                                                       ------------------------------------

          Cash flows from financing activities:

               Distributions to partners                                                      (800,000)          (801,000)
                                                                                       ------------------------------------

                   Net cash used in financing activities                                      (800,000)          (801,000)
                                                                                       ------------------------------------

          Net (decrease) increase in cash and cash equivalents                                 (18,000)            65,000

          Cash and cash equivalents at the beginning of the period                             209,000            217,000
                                                                                       ------------------------------------

          Cash and cash equivalents at the end of the period                                 $ 191,000          $ 282,000
                                                                                       ====================================


                             See accompanying notes.
                                       4


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                                Six Months Ended
                                                                                                    June 30,
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



                             See accompanying notes.
                                       4

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)





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

 2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months then ended.

 3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

 4. Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its commercial property for 165,000 limited partnership units, which represented approximately 2.5% of the initial capitalization of the partnership underlying AOPP.

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

 4.       (Continued)
          The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

          The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and six months ended June 30, 1997, reflects the
          Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its property exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the three months ended June 30, 1997 was $330,000 compared to $266,000 for the same period in 1996, representing an increase of $64,000, or 24%. Excluding the 1996 operations for the Partnership's business park facility as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $645,000 compared to $594,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $51,000, or 9%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.80 compared to $.75 for the three months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% to 93% for the three months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $26,000, or 14%, to $215,000 from $189,000 for the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in property tax and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $25,000, or 6%, from $405,000 to $430,000 for the three months ended June 30, 1996 and 1997, respectively.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its commercial property for 165,000 limited partnership units, which represented approximately 2.5% of the initial capitalization of the partnership underlying AOPP.

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



earnings from its investment in the New REIT for the three months ended June 30, 1997 compared to the operation of the exchanged business park facility for the three months ended June 30, 1996:

                                                    Three Months Ended June 30,
                                                --------------------------------
                                                     1997               1996
                                                -------------      -------------
   Equity in earnings of real estate entity      $  59,000           $       -
   Rental income                                        -               133,000
   Cost of operations                                   -                52,000
                                                -------------      -------------
   Net operating income                             59,000               81,000
   Depreciation                                         -                65,000
                                                -------------      -------------
                                                 $  59,000            $  16,000
                                                =============      =============


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $3,000 from $136,000 to $139,000 for the three months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $636,000 compared to $510,000 for the same period in 1996, representing an increase of $126,000, or 25%. Excluding the 1996 operations for the Partnership's business park facility as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $1,266,000 compared to $1,162,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $104,000, or 9%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.79 compared to $.75 for the six months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% to 92% for the six months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $43,000, or 11%, to $424,000 from $381,000 for the six months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in property tax, advertising, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $61,000, or 8%, from $781,000 to $842,000 for the six months ended June 30, 1996 and 1997, respectively.

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the six months ended June 30, 1997 compared to the operation of the exchanged business park facility for the six months ended June 30, 1996:

                                                    Six Months Ended June 30,
                                                --------------------------------
                                                   1997               1996
                                                -------------    ---------------
     Equity in earnings of real estate entity  $  102,000         $      -
     Rental income                                   -               262,000
     Cost of operations                              -               104,000
                                                -------------    ---------------
     Net operating income                         102,000            158,000
     Depreciation                                    -               131,000
                                                -------------    ---------------
                                               $  102,000          $  27,000
                                                -------------    ---------------


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $9,000 from $269,000 to $278,000 for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($822,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $120,000 of capital improvements. Total capital improvements were $38,000 for the six months ended June 30, 1997.

     The Partnership paid distributions to the limited and general partners totaling $712,000 ($13.52 per02 unit) and $88,000, respectively, during the first six months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                          DATED:   August 13, 1997



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