Form 10-Q
period 1997-09-30
PS PARTNERS VIII LTD
filed 1997-11-13
CIK 793934

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                               ------  -------


Commission File Number 0-16876
                       -------

              PS PARTNERS VIII, LTD., a Caliornia Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    California                                            95-4029178
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


   701 Western Avenue
   Glendale, California                                          91201-2394
----------------------------------------                ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at September 30, 1997
               and December 31, 1996                                       2

         Condensed consolidated statements of income for the three
              and nine months ended September 30, 1997 and 1996            3

         Condensed consolidated statements of cash flows for the
              nine months ended September 30, 1997 and 1996              4-5

         Notes to condensed consolidated financial statements            6-7

         Management's discussion and analysis of financial condition
              and results of operations                                  8-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)


         Item 6 - Exhibits and Reports on Form 8-K                        11


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                                   September 30,    December 31,
                                                                                       1997             1996
                                                                                  ---------------------------------
                                                                                    (Unaudited)
                                     ASSETS


   Cash and cash equivalents                                                            $ 170,000       $ 209,000

   Rent and other receivables                                                              10,000          10,000

   Real estate facilities, at cost:
      Land                                                                              4,925,000       7,461,000
      Buildings and equipment                                                          12,266,000      16,442,000
                                                                                  ---------------------------------
                                                                                       17,191,000      23,903,000

      Less accumulated depreciation                                                    (4,940,000)     (6,309,000)
                                                                                  ---------------------------------
                                                                                       12,251,000      17,594,000

   Investment in real estate entity                                                     5,174,000               -

   Other assets                                                                            26,000          45,000
                                                                                  ---------------------------------

                                                                                     $ 17,631,000    $ 17,858,000
                                                                                  =================================



                        LIABILITIES AND PARTNERS' EQUITY

   Accounts payable                                                                     $ 250,000       $ 259,000

   Advance payments from renters                                                          110,000         110,000

   Partners' equity:
      Limited partners' equity,
         $500 per unit, 150,000 units authorized,
         52,751 issued and outstanding                                                 17,064,000      17,279,000
      General partners' equity                                                            207,000         210,000
                                                                                  ---------------------------------

         Total partners' equity                                                        17,271,000      17,489,000
                                                                                  ---------------------------------

                                                                                     $ 17,631,000    $ 17,858,000
                                                                                  =================================

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                          -------------------------------------------------------------
                                                               1997           1996           1997           1996
                                                          -------------------------------------------------------------

REVENUE:

Rental income                                                 $ 665,000      $ 729,000    $ 1,931,000    $ 2,153,000
Equity in income of real estate entity                           53,000              -        155,000              -
Interest income                                                   4,000          4,000         10,000         11,000
                                                          -------------------------------------------------------------
                                                                722,000        733,000      2,096,000      2,164,000
                                                          -------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                              169,000        191,000        517,000        593,000
Management fees                                                  40,000         42,000        116,000        125,000
Depreciation and amortization                                   140,000        204,000        418,000        604,000
Administrative                                                   26,000         24,000         62,000         60,000
                                                          -------------------------------------------------------------
                                                                375,000        461,000      1,113,000      1,382,000
                                                          -------------------------------------------------------------

NET INCOME                                                    $ 347,000      $ 272,000      $ 983,000      $ 782,000
                                                          =============================================================

Limited partners' share of net income
   ($16.19 per unit in 1997 and $12.42
   per unit in 1996)                                                                        $ 854,000      $ 655,000
General partners' share of net income                                                         129,000        127,000
                                                                                        -------------------------------
                                                                                            $ 983,000      $ 782,000
                                                                                        ===============================

                             See accompanying notes.
                                        3


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                      1997              1996
                                                                               ------------------------------------

  Cash flows from operating activities:

     Net income                                                                      $ 983,000          $ 782,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                 418,000            604,000
         Increase in rent and other receivables                                              -             (3,000)
         Decrease (increase) in other assets                                            19,000             (9,000)
         (Decrease) increase in accounts payable                                        (9,000)             9,000
         Increase in advance payments from renters                                           -              1,000
         Equity in income of real estate entity                                       (155,000)                 -
                                                                               ------------------------------------

           Total adjustments                                                           273,000            602,000
                                                                               ------------------------------------

           Net cash provided by operating activities                                 1,256,000          1,384,000
                                                                               ------------------------------------

  Cash flows from investing activities:

     Investment in real estate entity                                                   (2,000)                 -
     Additions to real estate facilities                                               (92,000)          (118,000)
                                                                               ------------------------------------

           Net cash used in investing activities                                       (94,000)          (118,000)
                                                                               ------------------------------------

  Cash flows from financing activities:

       Distributions to partners                                                    (1,201,000)        (1,201,000)
                                                                               ------------------------------------

           Net cash used in financing activities                                    (1,201,000)        (1,201,000)
                                                                               ------------------------------------

  Net (decrease) increase in cash and cash equivalents                                 (39,000)            65,000

  Cash and cash equivalents at the beginning of the period                             209,000            217,000
                                                                               ------------------------------------

  Cash and cash equivalents at the end of the period                                 $ 170,000          $ 282,000
                                                                               ====================================

                             See accompanying notes.
                                        4


                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                      Nine Months Ended
                                                                                        September 30,
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




                             See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and nine months ended September 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its property exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.
                                       7

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the three months ended September 30, 1997 was $347,000 compared to $272,000 for the same period in 1996, representing an increase of $75,000, or 28%. Excluding the 1996 operations for the Partnership's business park facility as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $665,000 compared to $606,000 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $59,000, or 10%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.80 compared to $.75 for the three months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 92% to 95% for the three months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $19,000, or 10%, to $209,000 from $190,000 for the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $40,000, or 10%, from $416,000 to $456,000 for the three months ended September 30, 1996 and 1997, respectively.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended
September 30, 1997 compared to the operation of the exchanged business park facility for the three months ended September 30, 1996:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                        1997            1996
                                               --------------------------------
   Equity in earnings of real estate entity        $  53,000     $         -
   Rental income                                           -         123,000
   Cost of operations                                      -          43,000
                                               --------------------------------
   Net operating income                               53,000          80,000
   Depreciation                                            -          68,000
                                               --------------------------------
                                                   $  53,000       $  12,000
                                               ================================


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $4,000 from $136,000 to $140,000 for the three months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $983,000 compared to $782,000 for the same period in 1996, representing an increase of $201,000, or 26%. Excluding the 1996 operations for the Partnership's business park facility as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $1,931,000 compared to $1,769,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $162,000, or 9%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.80 compared to $.75 for the nine months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% to 93% for the nine months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $62,000, or 11%, to $633,000 from $571,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in property tax, payroll, and advertising expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $100,000, or 8%, from $1,198,000 to $1,298,000 for the nine months ended September 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the nine months ended September 30, 1997 compared to the operation of the exchanged business park facility for the nine months ended September 30, 1996:


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                          1997           1996
                                                 -------------------------------
   Equity in earnings of real estate entity          $  155,000    $         -
   Rental income                                              -        384,000
   Cost of operations                                         -        147,000
                                                 -------------------------------
   Net operating income                                 155,000        237,000
   Depreciation                                               -        199,000
                                                 -------------------------------
                                                     $  155,000      $  38,000
                                                 ===============================


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $13,000 from $405,000 to $418,000 for the nine months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,256,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $120,000 of capital improvements. Total capital improvements were $92,000 for the nine months ended September 30, 1997.

     The Partnership paid distributions to the limited and general partners totaling $1,070,000 ($20.28 per unit) and $131,000, respectively, during the first nine months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:   November 13, 1997
                                       PS PARTNERS VIII, LTD.,
                                       a California Limited Partnership
                              BY:      Public Storage, Inc.
                                       General Partner

                              BY:      /s/ John Reyes
                                       -----------------------------------------

                                       Senior Vice President and Chief Financial
                                         Officer of Public Storage, Inc.
                                         (principal financial and accounting
                                         officer)