Form 10-K405
period 1997-12-31
PS PARTNERS VIII LTD
filed 1998-03-30
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                to
                               --------------    --------------

Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   California                                           95-4029178
 --------------------                                 ---------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)

  701 Western Avenue
 Glendale, California                                      91201-2394
 --------------------                                      ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]
-------------------------------------------------------------------------------

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

     Through 1996, the Partnership's commercial property was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

     PSI's current relationship with the Partnership includes (i) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (ii) as of December 31, 1997, PSI owned approximately 53.56% of the Partnership's limited partnership units and (iii) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns 5 properties (excluding the property transferred to PSBPLP in January 1997). The Partnership purchased its last property in February, 1988. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated a single commercial property; a business park located in Carson, California which was transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

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

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
          44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1997, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly realized rent per occupied square foot for the mini-warehouse facilities averaged $.80 in 1997 compared to $.76 in 1996. Weighted average occupancy levels at the mini-warehouse facilities increased to 93% in 1997 from 91% in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

     * Professional property operation. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and 3 divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 14 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.
                                       4

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

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial property was managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial property to PSBPLP in exchange for a partnership interest.

Competition
-----------
     Competition in the market areas in which the Partnership operates is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

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

     A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------
     There are 21 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

Impact of Year 2000
-------------------
     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $15,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


ITEM 2.   PROPERTIES.
          ----------
     The following table sets forth information as of December 31, 1997, about properties owned by the Partnership. All of these properties are wholly-owned by the Partnership.


                                    Net Rentable              Number of          Date of
Location                             Square Feet               Spaces          Acquisition
-----------------------------       ----------------        -------------     --------------
CALIFORNIA
Anaheim                                   66,600                 621             02-25-88
   Lakeview Ave.
FLORIDA
Plantation                                51,400                 510             10-16-87
   South State Road 7
ILLINOIS
Oakbrook Terrace                          64,700                 740             07-15-87
   Roosevelt Road
MARYLAND
Rockville                                 56,300                 641             10-01-87
   Frederick Road
TEXAS
San Antonio                               52,200                 368             08-20-87
   Austin Hwy.

     The weighted average occupancy level for the mini-warehouse facilities was 93% in 1997 compared to 91% in 1996. The monthly average realized rent per square foot for the mini-warehouse facilities was $.80 in 1997 compared to $.76 in 1996.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $120,000 after December 31, 1997 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.   LEGAL PROCEEDINGS.
          ------------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1997.



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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 1,241 record holders of Units.

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

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------


                                                                 For the Years Ended December 31,
                                             -----------------------------------------------------------------------
                                                1997           1996            1995            1994           1993
                                             --------        --------       --------        --------        --------
                                                                  (In thousands, except per Unit data)

Revenues                                     $  2,811        $  2,922       $  2,828        $  2,802        $  2,657

Depreciation and amortization                     559             808            758             735             694

Net income                                      1,358           1,099            877           1,042             963

     Limited partners' share                    1,186             929            650             912             838

     General partners' share                      172             170            227             130             125

Limited partners' per unit data(a)

     Net income                              $  22.48        $  17.61       $  12.32        $  17.29        $  15.89

     Cash distributions (b)                  $  27.04        $  27.04       $  37.18        $  20.40        $  19.70

As of December 31,
------------------

Cash and cash equivalents                    $    249        $    209       $    217        $    888        $    510

Total assets                                 $ 17,590        $ 17,858       $ 18,426        $ 19,594        $ 19,771


(a) Limited Partners' per unit data is based on the weighted average number of units outstanding during the period (52,751 for all periods presented).
(b) The General Partners distributed, concurrent with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $10.14 per Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

Results of Operation
--------------------

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

     The Partnership's net income was $1,358,000 in 1997 compared to $1,099,000 in 1996, representing an increase of $259,000, or 24%. Excluding the 1996 operations for the Partnership's business park facility as compared to the 1997 equity in income of real estate partnership, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $2,599,000 during 1997 compared to $2,394,000 in 1996, representing an increase of $205,000, or 9%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.80 in 1997 compared to $.76 for 1996. The weighted average occupancy levels at the mini-warehouse facilities increased from 91% in 1996 to 93% during 1997. Cost of operations (including management fees) increased $81,000, or 11%, to $821,000 during 1997 from $740,000 for 1996.
This increase was primarily attributable to increases in property tax, advertising, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $124,000, or 8%, from $1,654,000 in 1996 to $1,778,000 during 1997.

     The following table summarizes the Partnership's operating income, net of depreciation, from its investment in PSBPLP during 1997 compared to that of the exchanged business park facility for 1996:


                                                        1997             1996
                                                  ------------    -------------
Equity in earnings of real estate partnership      $  199,000      $         -
Rental income                                               -          513,000
Cost of operations                                          -          206,000
                                                  ------------    -------------
Net operating income                                  199,000          307,000
Depreciation                                                -          267,000
                                                  ------------    -------------
Operating income, net of depreciation              $  199,000        $  40,000
                                                   ==========        =========

     The difference in operating income, net of depreciation, in 1997 and 1996 is primarily due to the effect of depreciation and an improvement in property operations.

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $18,000 from $541,000 in 1996 to $559,000 in 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1997 of approximately $249,000.

     Cash flows from operating activities ($1,706,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Capital improvements were $145,000, $229,000, and $272,000 in 1997, 1996, and 1995, respectively. During 1998, the Partnership anticipates approximately $188,000 of capital improvements.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                                             Total                 Per Unit
                                          -----------             -----------
            1997                           $1,601,000                $27.04
            1996                            1,600,000                 27.04
            1995                            2,201,000                 37.18
            1994                            1,208,000                 20.40
            1993                            1,166,000                 19.70
            1992                            1,625,000                 27.45
            1991                            1,778,000                 30.02
            1990                            1,554,000                 26.24
            1989                            1,517,000                 25.63
            1988                            1,480,000                 25.01
            1987                              476,000                 14.55

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

Impact of Year 2000
-------------------
     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $15,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------
     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          -----------------------------------------------------
     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial property was managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business park to PSBPLP in exchange for a partnership interest in PSBPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


                          Name                                                 Positions with PSI
-----------------------------------------------           ----------------------------------------------------
B. Wayne Hughes                                           Chairman of the Board and Chief Executive Officer
Harvey Lenkin                                             President and Director
B. Wayne Hughes, Jr.                                      Vice President and Director
John Reyes                                                Senior Vice President and Chief Financial Officer
Carl B. Phelps                                            Senior Vice President
Obren B. Gerich                                           Senior Vice President
Marvin M. Lotz                                            Senior Vice President
David Goldberg                                            Senior Vice President and General Counsel
A. Timothy Scott                                          Senior Vice President and Tax Counsel
David P. Singelyn                                         Vice President and Treasurer
Sarah Hass                                                Vice President and Secretary
Robert J. Abernethy                                       Director
Dann V. Angeloff                                          Director
William C. Baker                                          Director
Thomas J. Barrack, Jr.                                    Director
Uri P. Harkham                                            Director

     B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

     Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

     B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

     John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

     Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     David P. Singelyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

     Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company.

     William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1992. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

     Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

     Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:


         Title                                                                        Amount of             Percent
           of                             Name and Address of                         Beneficial               of
         Class                             Beneficial Owner                           Ownership              Class
--------------------      ------------------------------------------------        ------------------       ----------
Units of Limited          Public Storage, Inc.
Partnership               701 Western Avenue
Interest                  Glendale, CA 91201-2394  (1)                             28,253 Units (1)          53.56%


---------
(1)  These  Units  are  held  of  record  by  SEI   Arlington   Acquisition
     Corporation, a wholly-owned subsidiary of PSI.

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

     During 1997, approximately $160,000 was paid to PSI with respect to items 1, 2, and 3 above.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $156,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial property was managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------
         (a)   List of Documents filed as part of the Report.
               1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules.
               2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules.
               3.   Exhibits: See Exhibit Index contained herein.

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


                                  PS PARTNERS VIII, LTD.,
                                  a California Limited Partnership
Dated:  March 26, 1998        By: Public Storage, Inc., General Partner


                              By: /s/ B Wayne Hughes
                                  --------------------------------------
                                  B. Wayne Hughes, Chairman of the Board

                              By: /s/ B Wayne Hughes
                                  --------------------------------------
                                  B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                Signature                                       Capacity                                    Date
--------------------------------------     ----------------------------------------------    --------------------------------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1998
--------------------------------------     Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1998
--------------------------------------     of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          March 26, 1998
--------------------------------------     of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1998
--------------------------------------     of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)


/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1998
--------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1998
--------------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1998
--------------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1998
--------------------------------------
Uri P. Harkham

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                       Page
                                                                    References


Report of Independent Auditors                                          F-1

Financial Statements and Schedules:

Balance Sheets as of December 31, 1997
   and 1996                                                             F-2

For the years ended December 31, 1997, 1996 and 1995:
                                                                        F-3
   Statements of Income

   Statements of Partners' Equity                                       F-4

   Statements of Cash Flows                                          F-5 - F-6

   Notes to Financial Statements                                     F-7 - F-9

Schedule

   III - Real Estate and Accumulated Depreciation                   F-10 - F-11


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners VIII, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VIII, Ltd., a California Limited Partnership as of December 31, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VIII, Ltd., a California Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                ERNST & YOUNG LLP




February 23, 1998
Los Angeles, California

                             PS PARTNERS VIII, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                               1997               1996
                                                                                         ------------      ------------
                                     ASSETS


Cash and cash equivalents                                                                   $ 249,000         $ 209,000

Rent and other receivables                                                                     11,000            10,000

Real estate facilities, at cost:
    Land                                                                                    4,926,000         7,461,000
    Buildings and equipment                                                                12,320,000        16,442,000
                                                                                         ------------      ------------
                                                                                           17,246,000        23,903,000

    Less accumulated depreciation                                                          (5,081,000)       (6,309,000)
                                                                                         ------------      ------------
                                                                                           12,165,000        17,594,000

Investment in real estate partnership                                                       5,134,000                 -

Other assets                                                                                   31,000            45,000
                                                                                         ------------      ------------

                                                                                         $ 17,590,000      $ 17,858,000
                                                                                         ============      ============



                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                            $ 223,000         $ 259,000

Advance payments from renters                                                                 121,000           110,000

Partners' equity:
    Limited partners' equity,
       $500 per unit, 150,000 units authorized,
       52,751 issued and outstanding                                                       17,039,000        17,279,000
    General partners' equity                                                                  207,000           210,000
                                                                                         ------------      ------------
       Total partners' equity                                                              17,246,000        17,489,000
                                                                                         ------------      ------------
                                                                                         $ 17,590,000      $ 17,858,000
                                                                                         ============      ============

                             See accompanying notes.
                                      F-2

                             PS PARTNERS VIII, LTD.
                        a California Limited Partnership
                             STATEMEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995




                                                                            1997              1996               1995
                                                                         ---------          ---------         ---------

REVENUE:

Rental income                                                          $ 2,599,000        $ 2,907,000       $ 2,783,000
Equity in income of real estate partnership                                199,000                  -                 -
Interest income                                                             13,000             15,000            45,000
                                                                         ---------          ---------         ---------
                                                                         2,811,000          2,922,000         2,828,000
                                                                         ---------          ---------         ---------

COSTS AND EXPENSES:

Cost of operations                                                         665,000            777,000           794,000
Management fees                                                            156,000            169,000           162,000
Depreciation and amortization                                              559,000            808,000           758,000
Administrative                                                              73,000             69,000            68,000
Environmental costs                                                              -                  -           169,000
                                                                         ---------          ---------         ---------
                                                                         1,453,000          1,823,000         1,951,000
                                                                         ---------          ---------         ---------

NET INCOME                                                             $ 1,358,000        $ 1,099,000         $ 877,000
                                                                       ===========        ===========         =========

Limited partners' share of net income
   ($22.48, $17.61, and $12.32 per unit in
   1997, 1996, and 1995, respectively)                                 $ 1,186,000          $ 929,000         $ 650,000
General partners' share of net income                                      172,000            170,000           227,000
                                                                         ---------          ---------         ---------
                                                                       $ 1,358,000        $ 1,099,000         $ 877,000
                                                                       ===========        ===========         =========

                             See accompanying notes.
                                      F-3

                             PS PARTNERS VIII, LTD.
                        a California Limited Partnership
                        STATEMEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1997, 1996, and 1995





                                                                        Limited             General
                                                                        Partners            Partners          Total
                                                                      ------------          ---------      ------------

Balances at December 31, 1994                                         $ 19,087,000          $ 227,000      $ 19,314,000

Net income                                                                 650,000            227,000           877,000

Distributions                                                           (1,961,000)          (240,000)       (2,201,000)
                                                                      ------------          ---------      ------------

Balances at December 31, 1995                                           17,776,000            214,000        17,990,000

Net income                                                                 929,000            170,000         1,099,000

Distributions                                                           (1,426,000)          (174,000)       (1,600,000)
                                                                      ------------          ---------      ------------

Balances at December 31, 1996                                           17,279,000            210,000        17,489,000

Net income                                                               1,186,000            172,000         1,358,000

Distributions                                                           (1,426,000)          (175,000)       (1,601,000)
                                                                      ------------          ---------      ------------

Balances at December 31, 1997                                         $ 17,039,000          $ 207,000      $ 17,246,000
                                                                      ============          =========      ============

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.
                        a California Limited Partnership
                           STATEMEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1996, and 1995


                                                                           1997              1996              1995
                                                                         ---------         ---------          ---------

Cash flows from operating activities:

   Net income                                                          $ 1,358,000       $ 1,099,000         $ 877,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                       559,000           808,000           758,000
       (Increase) decrease in rent and other receivables                    (1,000)           (1,000)            3,000
       Decrease (increase) in other assets                                  14,000           (18,000)            8,000
       (Decrease) increase in accounts payable                             (36,000)          (65,000)          171,000
       Increase (decrease) in advance payments from renters                 11,000            (2,000)          (15,000)
       Equity in income of real estate partnership                        (199,000)                -                 -
                                                                         ---------         ---------          ---------

          Total adjustments                                                348,000           722,000           925,000
                                                                         ---------         ---------          ---------

          Net cash provided by operating activities                      1,706,000         1,821,000         1,802,000
                                                                         ---------         ---------          ---------

Cash flows from investing activities:

   Distributions from real estate partnership                               82,000                 -                 -
   Investment in real estate partnership                                    (2,000)                -                 -
   Additions to real estate facilities                                    (145,000)         (229,000)         (272,000)
                                                                         ---------         ---------          ---------

          Net cash used in investing activities                            (65,000)         (229,000)         (272,000)
                                                                         ---------         ---------          ---------

Cash flows from financing activities:

   Distributions to partners                                            (1,601,000)       (1,600,000)       (2,201,000)
                                                                         ---------         ---------          ---------

          Net cash used in financing activities                         (1,601,000)       (1,600,000)       (2,201,000)
                                                                         ---------         ---------          ---------

Net increase (decrease) in cash and cash equivalents                        40,000            (8,000)         (671,000)

Cash and cash equivalents at the beginning of the period                   209,000           217,000           888,000
                                                                         ---------         ---------          ---------

Cash and cash equivalents at the end of the period                       $ 249,000         $ 209,000          $ 217,000
                                                                         =========         =========          =========

                             See accompanying notes.

                             PS PARTNERS VIII, LTD.
                        a California Limited Partnership
                           STATEMEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)




                                                                                 1997              1996              1995
                                                                               ---------         ---------          ---------

Supplemental schedule of noncash investing and financing activities:


   Investment in real estate partnership                                       $ (5,015,000)            $ -           $ -

   Transfer of real estate facilities for interest in real estate                 5,015,000               -             -
     partnership, net


                             See accompanying notes.
                                      F-6

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

               The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in an existing business park facility which offers industrial and office space for lease. The Partnership has ownership interests in 5 properties in 5 states, which exclude 1 property transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997.

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

               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

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

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       Summary of Significant Accounting Policies and Partnership Matters
         (continued)
         ------------------------------------------------------------------

         Per Unit Data
         -------------
               Per unit data is based on the weighted average number of limited partnership units (52,751) outstanding during the year.

         Environmental Cost
         ------------------
               Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $120,000 after December 31, 1997 for known environmental remediation requirements. During 1997, 1996, and 1995, the Partnership paid $12,000, $21,000, and $16,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Distributions
         ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $27.04, $27.04, and $37.18 during 1997, 1996, and 1995, respectively.

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

3.       Related Party Transactions
         --------------------------
               The Partnership has a management agreement with PSI whereby PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.       Related Party Transactions (continued)
         --------------------------------------
               In January 1997, the Partnership transferred its business park facility to PSBPLP in exchange for a partnership interest in PSBPLP.

               PSI has a significant economic interest in PSBPLP and PSBP.

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

               Taxable net income was $1,511,000,  $1,315,000 and $1,153,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                          PS PARTNERS VIII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                               Costs
                                                                                             subsequent
                                                                   Initial Cost            to acquisition
Date                                                                        Building &       Building &
Acquired          Description              Encumbrances        Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------------
    Mini-warehouse
7/87  Oakbrook Terrace                              $ -       $ 912,000      $ 2,688,000       $ 628,000
10/87 Plantation/S. State Rd.                         -         924,000        1,801,000         252,000
2/88  Anaheim/Lakeview                                -         995,000        1,505,000         467,000
8/87  San Antonio/Austin Hwy.                         -         400,000          850,000         182,000
10/87 Rockville/Fredrick Rd.                          -       1,695,000        3,305,000         642,000
                                            ------------   -------------    ------------     ------------
                                                    $ -     $ 4,926,000     $ 10,149,000     $ 2,171,000

                          PS PARTNERS VIII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                            Gross Carrying Amount
                                                               At December 31, 1997
                                            -------------------------------------------------------------
Date                                                          Building &                    Accumulated
Acquired          Description                   Land         Improvements       Total      Depreciation
---------------------------------------------------------------------------------------------------------
    Mini-warehouse
7/87  Oakbrook Terrace                          $ 912,000      $ 3,316,000    $ 4,228,000    $ 1,424,000
10/87 Plantation/S. State Rd.                     924,000        2,053,000      2,977,000        842,000
2/88  Anaheim/Lakeview                            995,000        1,972,000      2,967,000        773,000
8/87  San Antonio/Austin Hwy.                     400,000        1,032,000      1,432,000        425,000
10/87 Rockville/Fredrick Rd.                    1,695,000        3,947,000      5,642,000      1,617,000
                                              ------------   -------------   ------------    -----------
                                              $ 4,926,000     $ 12,320,000   $ 17,246,000    $ 5,081,000



                             PS PARTNERS VIII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(a)  The following is a reconciliation of cost and related accumulated depreciation.


                                           GROSS CARRYING COST RECONCILIATION

                                                                                For the year ended December 31,
                                                                          ------------------------------------------------
                                                                            1997             1996              1995
                                                                          ------------------------------------------------
Balance at the beginning of the period                                    $ 23,903,000     $ 23,674,000      $ 23,402,000

Additions during the period:
     Improvements, etc.                                                        145,000          229,000           272,000

Deductions during the period:
     Disposition of real estate                                             (6,802,000)               -                 -
                                                                          ------------------------------------------------
Balance at the end of the period                                          $ 17,246,000     $ 23,903,000      $ 23,674,000
                                                                         =================================================

                                         ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                For the year ended December 31,
                                                                          ------------------------------------------------
                                                                            1997             1996              1995
                                                                          ------------------------------------------------

Balance at the beginning of the period                                    $ 6,309,000      $ 5,501,000       $ 4,743,000

Additions during the period:
     Depreciation                                                             559,000          808,000           758,000

Deductions during the period:
     Disposition of real estate                                            (1,787,000)              -                 -
                                                                          ------------------------------------------------
Balance at the end of the period                                          $ 5,081,000      $ 6,309,000       $ 5,501,000
                                                                         =================================================


(b) The aggregate cost of real estate for Federal Income Tax purposes is $17,079,000.