Form 10-Q
period 1998-03-31
PS PARTNERS VIII LTD
filed 1998-05-15
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                              -----------------  -------------------

Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership

       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           California                                     95-4029178
------------------------------------------         --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


       701 Western Avenue
      Glendale, California                                91201-2394
------------------------------------------         --------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

    Condensed balance sheets at March 31, 1998
         and December 31, 1997                                              2

    Condensed statements of income for the three
         months ended March 31, 1998 and 1997                               3

    Condensed statements of cash flows for the three
         months ended March 31, 1998 and 1997                               4-5

    Notes to condensed financial statements                                 6

    Management's discussion and analysis of financial condition
         and results of operations                                          7

PART II.  OTHER INFORMATION

    (Items 1 through 5 are not applicable)

    Item 6 - Exhibits and Reports on Form 8-K                               8

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                                      March 31,      December 31,
                                                                                        1998             1997
                                                                                  ---------------------------------
                                                                                     (Unaudited)

                                       ASSETS


   Cash and cash equivalents                                                           $ 354,000       $ 249,000

   Rent and other receivables                                                              8,000          11,000

   Real estate facilities, at cost:
      Land                                                                             4,926,000       4,926,000
      Buildings and equipment                                                         12,353,000      12,320,000
                                                                                  ---------------------------------
                                                                                      17,279,000      17,246,000

      Less accumulated depreciation                                                   (5,224,000)     (5,081,000)
                                                                                  ---------------------------------
                                                                                      12,055,000      12,165,000

   Investment in real estate entity                                                    5,125,000       5,134,000

   Other assets                                                                           31,000          31,000
                                                                                  ---------------------------------

                                                                                    $ 17,573,000    $ 17,590,000
                                                                                  =================================


                          LIABILITIES AND PARTNERS' EQUITY

   Accounts payable                                                                    $ 255,000       $ 223,000

   Advance payments from renters                                                         122,000         121,000

   Partners' equity:
      Limited partners' equity,
         $500 per unit, 150,000 units authorized,
         52,751 issued and outstanding                                                16,989,000      17,039,000
      General partners' equity                                                           207,000         207,000
                                                                                  ---------------------------------

            Total partners' equity                                                    17,196,000      17,246,000
                                                                                  ---------------------------------

                                                                                    $ 17,573,000    $ 17,590,000
                                                                                  =================================

                            See accompanying notes.
                                       2

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                      Three Months Ended
                                                                                           March 31,
                                                                              ------------------------------------
                                                                                      1998              1997
                                                                              ------------------------------------

 REVENUE:

 Rental income                                                                      $ 671,000          $ 621,000
 Equity in income of real estate entity                                                60,000             43,000
 Interest income                                                                        4,000              3,000
                                                                              ------------------------------------
                                                                                      735,000            667,000
                                                                              ------------------------------------

 COSTS AND EXPENSES:

 Cost of operations                                                                   187,000            172,000
 Management fees                                                                       40,000             37,000
 Depreciation and amortization                                                        143,000            139,000
 Administrative                                                                        15,000             13,000
                                                                              ------------------------------------
                                                                                      385,000            361,000
                                                                              ------------------------------------

 NET INCOME                                                                         $ 350,000          $ 306,000
                                                                              ====================================

 Limited partners' share of net income
    ($5.82 per unit in 1998 and
    $4.99 per unit 1997)                                                            $ 307,000          $ 263,000
 General partners' share of net income                                                 43,000             43,000
                                                                              ------------------------------------
                                                                                    $ 350,000          $ 306,000
                                                                              ====================================

                            See accompanying notes.
                                       3

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                     1998              1997
                                                                             ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                      $ 350,000          $ 306,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                                 143,000            139,000
       Decrease (increase) in rent and other receivables                               3,000            (18,000)
       Decrease in other assets                                                            -             18,000
       Increase (decrease) in accounts payable                                        32,000            (13,000)
       Increase in advance payments from renters                                       1,000             14,000
       Equity in income of real estate entity                                        (60,000)           (43,000)
                                                                             ------------------------------------

         Total adjustments                                                           119,000             97,000
                                                                             ------------------------------------

         Net cash provided by operating activities                                   469,000            403,000
                                                                             ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from real estate entity                                              69,000                  -
   Investment in real estate entity                                                        -             (2,000)
   Additions to real estate facilities                                               (33,000)           (26,000)
                                                                             ------------------------------------

         Net cash provided by (used in) investing activities                          36,000            (28,000)
                                                                             ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIEs:

   Distributions to partners                                                        (400,000)          (400,000)
                                                                             ------------------------------------

         Net cash used in financing activities                                      (400,000)          (400,000)
                                                                             ------------------------------------

Net increase (decrease) in cash and cash equivalents                                 105,000            (25,000)

Cash and cash equivalents at the beginning of the period                             249,000            209,000
                                                                             ------------------------------------

Cash and cash equivalents at the end of the period                                 $ 354,000          $ 184,000
                                                                             ====================================

                            See accompanying notes.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                    1998              1997
                                                                             ------------------------------------


Supplemental schedule of noncash investing and financing activities:


   Investment in real estate entity                                                 $ -           $ (5,015,000)

   Transfer of real estate facilities for interest in
     real estate entity, net                                                          -              5,015,000

                            See accompanying notes.
                                       5

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

       The Partnership's net income for the three months ended March 31, 1998 was $350,000 compared to $306,000 for the same period in 1997, representing an increase of $44,000, or 14%. The increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

       Rental  income  for  the  Partnership's   mini-warehouse  operations  was
$671,000 compared to $621,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $50,000, or 8%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.83 compared to $.79 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% to 93% for the three months ended March 31, 1997 and 1998, respectively. Cost of operations (including management fees) increased $18,000, or 9%, to $227,000 from $209,000 for the three months ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising, property tax, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $32,000, or 8%, from $412,000 to $444,000 for the three months ended March 31, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

       The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($469,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

       During 1998, the Partnership anticipates approximately $188,000 of capital improvements. Total capital improvements were $33,000 for the three months ended March 31, 1998.

       The Partnership paid distributions to the limited and general partners totaling $356,000 ($6.76 per unit) and $44,000, respectively, during the first three months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                               DATED: May 13, 1998
                                      PS PARTNERS VIII, LTD.,
                                      a California Limited Partnership
                               BY:    Public Storage, Inc.
                                      General Partner

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