Form 10-Q
period 1998-06-30
PS PARTNERS VIII LTD
filed 1998-08-13
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                    95-4029178
-----------------------------------------              ----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)


           701 Western Avenue
          Glendale, California                               91201-2394
-----------------------------------------              ----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1998
     and December 31, 1997                                                 2

Condensed statements of income for the three
     and six months ended June 30, 1998 and 1997                           3

Condensed statements of cash flows for the
     six months ended June 30, 1998 and 1997                               4-5

Notes to condensed financial statements                                    6

Management's discussion and analysis of financial condition
     and results of operations                                             7-8

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                  9

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                                     June 30,       December 31,
                                                                                       1998             1997
                                                                                  ---------------------------------
                                                                                    (Unaudited)

                                     ASSETS


   Cash and cash equivalents                                                            $441,000        $249,000

   Rent and other receivables                                                             11,000          11,000

   Real estate facilities, at cost:
      Land                                                                             4,926,000       4,926,000
      Buildings and equipment                                                         12,382,000      12,320,000
                                                                                  ---------------------------------
                                                                                      17,308,000      17,246,000

      Less accumulated depreciation                                                   (5,368,000)     (5,081,000)
                                                                                  ---------------------------------
                                                                                      11,940,000      12,165,000

   Investment in real estate entity                                                    5,146,000       5,134,000

   Other assets                                                                           34,000          31,000
                                                                                  ---------------------------------

                                                                                     $17,572,000     $17,590,000
                                                                                  =================================



                        LIABILITIES AND PARTNERS' EQUITY

   Accounts payable                                                                     $288,000        $223,000

   Advance payments from renters                                                         121,000         121,000

   Partners' equity:
      Limited partners' equity,
         $500 per unit, 150,000 units authorized,
         52,751 issued and outstanding                                                16,957,000      17,039,000
      General partners' equity                                                           206,000         207,000
                                                                                  ---------------------------------

            Total partners' equity                                                    17,163,000      17,246,000
                                                                                  ---------------------------------

                                                                                     $17,572,000     $17,590,000
                                                                                  =================================

                            See accompanying notes.
                                       2

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                         Three Months Ended              Six Months Ended
                                                                              June 30,                       June 30,
                                                                    -------------------------------------------------------------
                                                                         1998           1997           1998           1997
                                                                    -------------------------------------------------------------

          REVENUE:

          Rental income                                                  $693,000       $645,000     $1,364,000     $1,266,000
          Equity in income of real estate entity                           70,000         59,000        130,000        102,000
          Interest income                                                   6,000          3,000         10,000          6,000
                                                                    -------------------------------------------------------------
                                                                          769,000        707,000      1,504,000      1,374,000
                                                                    -------------------------------------------------------------

          COSTS AND EXPENSES:

          Cost of operations                                              191,000        176,000        378,000        348,000
          Management fees                                                  42,000         39,000         82,000         76,000
          Depreciation and amortization                                   144,000        139,000        287,000        278,000
          Administrative                                                   25,000         23,000         40,000         36,000
                                                                    -------------------------------------------------------------
                                                                          402,000        377,000        787,000        738,000
                                                                    -------------------------------------------------------------

          NET INCOME                                                     $367,000       $330,000       $717,000       $636,000
                                                                    =============================================================

          Limited partners' share of net income
             ($11.96 per unit in 1998 and
             $10.43 per unit 1997)                                                                     $631,000       $550,000
          General partners' share of net income                                                          86,000         86,000
                                                                                                  -------------------------------
                                                                                                       $717,000       $636,000
                                                                                                  ===============================

See accompanying notes.
                                       3

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                       1998              1997
                                                                                 ---------------------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                                              $717,000           $636,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                        287,000            278,000
                 Increase in rent and other receivables                                     -             (1,000)
                 (Increase) decrease in other assets                                   (3,000)            15,000
                 Increase (decrease) in accounts payable                               65,000             (8,000)
                 Increase in advance payments from renters                                  -              4,000
                 Equity in income of real estate entity                              (130,000)          (102,000)
                                                                                 ---------------------------------

                   Total adjustments                                                  219,000            186,000
                                                                                 ---------------------------------

                   Net cash provided by operating activities                          936,000            822,000
                                                                                 ---------------------------------

          CASH FLOWS FROM INVESTING ACTIVITIES:

             Distributions from real estate entity                                    118,000                  -
             Investment in real estate entity                                               -             (2,000)
             Additions to real estate facilities                                      (62,000)           (38,000)
                                                                                 ---------------------------------

                   Net cash provided by (used in) investing activities                 56,000            (40,000)
                                                                                 ---------------------------------

          CASH FLOWS FROM FINANCING ACTIVITIES:

             Distributions to partners                                               (800,000)          (800,000)
                                                                                 ---------------------------------

                   Net cash used in financing activities                             (800,000)          (800,000)
                                                                                 ---------------------------------

          Net increase (decrease) in cash and cash equivalents                        192,000            (18,000)

          Cash and cash equivalents at the beginning of the period                    249,000            209,000
                                                                                 ---------------------------------

          Cash and cash equivalents at the end of the period                         $441,000           $191,000
                                                                                 =================================

                            See accompanying notes.
                                       4

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       ------------------------------------
                                                                                              1998              1997
                                                                                       ------------------------------------


          Supplemental schedule of noncash investing and financing activities:


             Investment in real estate entity                                                  $-           $(5,015,000)

             Transfer of real estate facilities for interest in real estate entity,             -             5,015,000

                            See accompanying notes.
                                       5

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the three months ended June 30, 1998 was $367,000 compared to $330,000 for the same period in 1997, representing an increase of $37,000, or 11%. The increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $693,000 compared to $645,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $48,000, or 7%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.86 compared to $.80 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 93% for the three months ended June 30, 1997 and 1998. Cost of operations (including management fees) increased $18,000, or 8%, to $233,000 from $215,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center) and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $30,000, or 7%, from $430,000 to $460,000 for the three months ended June 30, 1997 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $717,000 compared to $636,000 for the same period in 1997, representing an increase of $81,000, or 13%. The increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $1,364,000 compared to $1,266,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $98,000, or 8%. The increase in rental income was primarily attributable to increased rental rates at the
Partnership's mini-warehouse facilities, combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.84 compared to $.79 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 92% to 93% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $36,000, or 8%, to $460,000 from $424,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center) and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $62,000, or 7%, from $842,000 to $904,000 for the six months ended June 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($936,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $188,000 of capital improvements. Total capital improvements were $62,000 for the six months ended June 30, 1998.

     The Partnership paid distributions to the limited and general partners totaling $712,000 ($13.52 per unit) and $88,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED:   August 13, 1998

                                      PS PARTNERS VIII, LTD.,
                                      a California Limited Partnership

                             BY:      Public Storage, Inc.
                                      General Partner

                             BY:      /s/ John Reyes
                                      -----------------------------------------
                                      John Reyes
                                      Senior Vice President and Chief Financial
                                        Officer of Public Storage, Inc.
                                        (principal financial and accounting
                                        officer)