Form 10-Q
period 1998-09-30
PS PARTNERS VIII LTD
filed 1998-11-13
CIK 793934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-16876
                       -------

            PS PARTNERS VIII, LTD., a California Limited Partnership
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                      95-4029178
-------------------------------------------             ------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                 91201-2394
-------------------------------------------             ------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1998
     and December 31, 1997                                                2

Condensed statements of income for the three
     and nine months ended September 30, 1998 and 1997                    3

Condensed statements of cash flows for the
     nine months ended September 30, 1998 and 1997                        4-5

Notes to condensed financial statements                                   6

Management's discussion and analysis of financial condition
     and results of operations                                            7-10

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                 11

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS

                                                                          September 30,    December 31,
                                                                              1998             1997
                                                                         ---------------------------------
                                                                           (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $ 513,000       $ 249,000

Rent and other receivables                                                       (4,000)         11,000

Real estate facilities, at cost:
   Land                                                                       4,926,000       4,926,000
   Buildings and equipment                                                   12,413,000      12,320,000
                                                                         ---------------------------------
                                                                             17,339,000      17,246,000

   Less accumulated depreciation                                             (5,510,000)     (5,081,000)
                                                                         ---------------------------------
                                                                             11,829,000      12,165,000

Investment in real estate entity                                              5,167,000       5,134,000

Other assets                                                                     31,000          31,000
                                                                         ---------------------------------

                                                                           $ 17,536,000    $ 17,590,000
                                                                         =================================



                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                              $ 257,000       $ 223,000

Advance payments from renters                                                   113,000         121,000

Partners' equity:
   Limited partners' equity,
      $500 per unit, 150,000 units authorized,
      52,751 issued and outstanding                                          16,960,000      17,039,000
   General partners' equity                                                     206,000         207,000
                                                                         ---------------------------------

         Total partners' equity                                              17,166,000      17,246,000
                                                                         ---------------------------------

                                                                           $ 17,536,000    $ 17,590,000
                                                                         =================================

                            See accompanying notes.
                                       2

                            PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                          -------------------------------------------------------------
                                                               1998           1997           1998           1997
                                                          -------------------------------------------------------------

REVENUE:

Rental income                                                 $ 714,000      $ 665,000    $ 2,078,000    $ 1,931,000
Equity in income of real estate entity                           71,000         53,000        201,000        155,000
Interest income                                                   7,000          4,000         17,000         10,000
                                                          -------------------------------------------------------------
                                                                792,000        722,000      2,296,000      2,096,000
                                                          -------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                              178,000        169,000        556,000        517,000
Management fees                                                  42,000         40,000        124,000        116,000
Depreciation and amortization                                   142,000        140,000        429,000        418,000
Administrative                                                   26,000         26,000         66,000         62,000
                                                          -------------------------------------------------------------
                                                                388,000        375,000      1,175,000      1,113,000
                                                          -------------------------------------------------------------

NET INCOME                                                    $ 404,000      $ 347,000    $ 1,121,000      $ 983,000
                                                          =============================================================

Limited partners' share of net income
   ($18.79 per unit in 1998 and
   $16.19 per unit 1997)                                                                    $ 991,000      $ 854,000
General partners' share of net income                                                         130,000        129,000
                                                                                        -------------------------------
                                                                                          $ 1,121,000      $ 983,000
                                                                                        ===============================

                            See accompanying notes.
                                       3

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ------------------------------------
                                                                                    1998               1997
                                                                             ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                    $ 1,121,000          $ 983,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                                 429,000            418,000
       Decrease in rent and other receivables                                         15,000                  -
       Decrease in other assets                                                            -             19,000
       Increase (decrease) in accounts payable                                        34,000             (9,000)
       Decrease in advance payments from renters                                      (8,000)                 -
       Equity in income of real estate entity                                       (201,000)          (155,000)
                                                                             ------------------------------------

         Total adjustments                                                           269,000            273,000
                                                                             ------------------------------------

         Net cash provided by operating activities                                 1,390,000          1,256,000
                                                                             ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from real estate entity                                             168,000                  -
   Investment in real estate entity                                                        -             (2,000)
   Additions to real estate facilities                                               (93,000)           (92,000)
                                                                             ------------------------------------

         Net cash provided by (used in) investing activities                          75,000            (94,000)
                                                                             ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to partners                                                      (1,201,000)        (1,201,000)
                                                                             ------------------------------------

         Net cash used in financing activities                                    (1,201,000)        (1,201,000)
                                                                             ------------------------------------

Net increase (decrease) in cash and cash equivalents                                 264,000            (39,000)

Cash and cash equivalents at the beginning of the period                             249,000            209,000
                                                                             ------------------------------------

Cash and cash equivalents at the end of the period                                 $ 513,000          $ 170,000
                                                                             ====================================

                            See accompanying notes.
                                       4

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ------------------------------------
                                                                                    1998              1997
                                                                             ------------------------------------


Supplemental schedule of noncash investing and financing activities:


   Investment in real estate entity                                                 $ -           $ (5,016,000)

   Transfer of real estate facilities for interest in
     real estate entity, net                                                           -             5,016,000

                            See accompanying notes.
                                       5

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VIII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

     The Partnership's net income for the three months ended September 30, 1998 was $404,000 compared to $347,000 for the same period in 1997, representing an increase of $57,000, or 16%. The increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $714,000 compared to $665,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $49,000, or 7%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.88 compared to $.80 for the three months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 95% to 93% for the three months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $11,000, or 5%, to $220,000 from $209,000 for the three months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in payroll and advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $38,000, or 8%, from $456,000 to $494,000 for the three months ended September 30, 1997 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

     The Partnership's net income for the nine months ended September 30, 1998 was $1,121,000 compared to $983,000 for the same period in 1997, representing an increase of $138,000, or 14%. The increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $2,078,000 compared to $1,931,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $147,000, or 8%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.85 compared to $.80 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 93% for the nine months ended September 30, 1997 and 1998. Cost of operations (including management fees) increased $47,000, or 7%, to $680,000 from $633,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $100,000, or 8%, from $1,298,000 to $1,398,000 for the nine months ended
September 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,390,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $188,000 of capital improvements. Total capital improvements were $93,000 for the nine months ended September 30, 1998.

     The Partnership paid distributions to the limited and general partners totaling $1,070,000 ($20.28 per unit) and $131,000, respectively, during the first nine months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

Impact of the Year 2000 Issue
-----------------------------

     Public Storage, Inc. ("PSI"), the general partner and property manager, has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

     Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K Issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Partnership could be materially impacted.

     Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be completed by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

     The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. PSI has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. PSI is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, PSI has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

     The total cost of PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership is estimated at approximately $20,000. These costs are capitalized.

     The costs of the projects and the date on which PSI believes that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issues either within PSI and the Partnership or at external agents. In addition, the impact of the Y2K Issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

                           PART II. OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5   Other Information

     The Partnership has entered into an Agreement and Plan of Reorganization by and among PSI, PS Partners VIII Merger Co., Inc. and the Partnership, dated as of September 28, 1998 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public limited partners will be converted into the right to receive a value of $449 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is referenced as Exhibit 2 hereto and is incorporated herein by this reference.

Item 6 Exhibits  and  Reports  on Form 8-K
     (a) The  following  Exhibits  are included herein:

              (27) Financial Data Schedule

     (b) Form 8-K

              The Partnership filed a Current Report on Form 8-K dated September 28, 1998 (filed September 30, 1998), pursuant to Item 5, relating to the Agreement and Plan of Reorganization referenced above.

Item 7   Financial Statements and Exhibits

     (c) Exhibits.

              (2)Agreement and Plan of Reorganization by and among Public Storage, Inc., PS Partners VIII Merger Co., Inc. and PS Partners VIII, Ltd. Dated as of September 28, 1998. Filed with the Partnership's Current Report on Form 8-K dated September 28, 1998 and incorporated herein by reference.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DATED: November 13, 1998

                                       PS PARTNERS VIII, LTD.,
                                       a California Limited Partnership

                                BY:    Public Storage, Inc.
                                       General Partner

                                BY:    /s/ John Reyes
                                       -------------------------------------
                                       John Reyes
                                       Senior Vice President and Chief Financial
                                         Officer of Public Storage, Inc.
                                         (principal financial and accounting
                                         officer)